Form 10-Q
period 1996-03-31
ANB CORP
filed 1996-05-08
CIK 760992

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


        March 31, 1996                                0-18925
    ---------------------                      ----------------------
    For the quarter ended                      Commission file number


                                 ANB CORPORATION
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


              INDIANA                                       35-1612066
    -------------------------------                     ------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                110 East Main Street,  Muncie, Indiana   47305
                ----------------------------------------------
                    Address of principal executive offices

                                  317-747-7575
                   -----------------------------------------
                   Registrant's telephone number & area code


- - -----------------------------------------------------------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X   No
                                                      ---     ---
   As of May 1, 1996 there were outstanding 4,513,354 Common Shares, $1 stated value, of the Registrant.

                              Page  1  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                                  March 31, 1996

- - -----------------------------------------------------------------------------
                                TABLE OF CONTENTS

     Part I - Financial Information:

        Item 1 - Financial Statements                            Page
                                                                 ----
                 Consolidated Condensed Balance Sheet...........   3

                 Consolidated Condensed Statement of Income.....   4 - 5

                 Consolidated Condensed Statement of Changes in
                 Stockholders' Equity...........................   6

                 Consolidated Condensed Statement of Cash
                 Flows..........................................   7

                 Notes to Consolidated Condensed Financial
                 Statements.....................................   8 - 9

        Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..  10 - 13

     Part II  -  Other Information:

        Item 6 - Exhibits and Reports on Form 8-K...............  14

     Signatures.................................................  15

                              Page  2  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                         PART I.  FINANCIAL INFORMATION
                          Item 1. Financial Statements
                      CONSOLIDATED CONDENSED BALANCE SHEET
                              (Dollars in Thousands)
                                   (Unaudited)
- - -----------------------------------------------------------------------------

                                                      March 31,  December 31,
                                                         1996          1995
 ASSETS:                                               -------      --------
   Cash and due from banks ......................      $12,961       $23,488
   Federal funds sold............................        5,000        19,800
   Interest-bearing deposit accounts.............          251           248
                                                      --------      --------
     Cash and cash equivalents...................       18,212        43,536

   Securities available for sale:
     Taxable.....................................       32,783        27,409
     Tax exempt..................................       43,166        43,105
                                                      --------      --------
       Total securities available for sale.......       75,949        70,514

   Loans:
     Loans.......................................      348,172       348,913
     Less:  Allowance for loan losses............        2,904         2,897
                                                      --------      --------
       Net loans.................................      345,268       346,016
   Loans held for sale (approximate market
     value $1,802 and $129)                              1,802           129
   Premises and equipment........................        9,541         9,577
   Federal Reserve & Federal Home Loan Bank Stock        2,661         2,661
   Other real estate.............................          267           341
   Interest receivable...........................        3,778         4,081
   Goodwill and core deposit intangibles ........        4,456         4,309
   Other assets..................................        2,155         2,072
                                                      --------      --------
       Total assets..............................     $464,089      $483,236
                                                      --------      --------
                                                      --------      --------
 LIABILITIES
   Deposits
     Noninterest bearing.........................      $41,212       $52,029
     Interest bearing............................      356,423       363,322
                                                      --------      --------
       Total deposits                                  397,635       415,351
   Short-term borrowings.........................        8,135         7,749
   Federal Home Loan Bank advances...............        2,395         2,395
   Interest payable..............................        1,722         1,626
   Other liabilities.............................        4,484         6,644
                                                      --------      --------
       Total liabilities.........................      414,371       433,765
                                                      --------      --------
   Commitments and contingent liabilities

 STOCKHOLDERS' EQUITY
   Preferred stock, without par value:
     Authorized-250,000 shares, none issued
   Common stock, $1 stated value:
     Authorized-20,000,000 shares
     Issued and outstanding-4,520,954 and
       4,530,335 shares..........................        4,521         4,530
   Capital surplus...............................        6,057         6,274
   Capital surplus-stock options.................          466           466
     Less: Prepaid compensation expense..........          (49)          (68)
   Retained earnings.............................       37,318        36,358
   Net unrealized gains on securities
     available for sale..........................        1,405         1,911
                                                      --------      --------
       Total stockholders' equity................       49,718        49,471
                                                      --------      --------
       Total liabilities and stockholders' equity     $464,089      $483,236
                                                      --------      --------
                                                      --------      --------

                              Page  3  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)
- - -----------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                         1996          1995
 Interest Income                                         ----          ----
   Loans, including fees:
     Taxable......................................      $7,856        $7,054
     Tax exempt...................................          23            18
   Securities held to maturity:
     Taxable......................................                       144
     Tax exempt...................................                       453
   Securities available for sale:
     Taxable......................................         417           247
     Tax exempt...................................         645           171
   Federal funds sold.............................         187           135
   Other interest
     income.......................................          62            53
       Total interest                                   ------        ------
         income...................................       9,190         8,275
                                                        ------        ------
 Interest Expense
   Deposits.......................................       3,938         3,374
   Short-term
     borrowings...................................          88           109
   Long-term debt.................................          41            21
       Total interest                                   ------        ------
         expense..................................       4,067         3,504
                                                        ------        ------
 NET INTEREST INCOME..............................       5,123         4,771
   Provision for loan
     losses.......................................          66           117
                                                        ------        ------
 NET INTEREST INCOME
   AFTER PROVISION FOR
     LOAN LOSSES..................................       5,057         4,654

                              Page  4  of  15  Pages




 (continued)                     ANB CORPORATION
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)
- - -------------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                         1996          1995
                                                         ----          ----
 Other Income:
   Trust fees.....................................       1,037           925
   Service charges on
     deposit accounts.............................         324           318
   Other customer fees............................         102            77
   Securities available
     for sale gains,
     net..........................................          12             2
   Gains (losses) on
     loans held for sale:
       Realized...................................          64            18
       Unrealized.................................         (43)
   Other operating
     income.......................................         166           152
       Total other                                      ------        ------
         income...................................       1,662         1,492
                                                        ------        ------
 Other Expenses:
   Salaries and
     employee benefits............................       2,424         2,305
   Premises and
     equipment expense............................         696           675
   Advertising....................................         116           112
   Printing, supplies
     and stationery...............................         169           131
   Professional fees..............................          60            69
   Deposit insurance
     premiums.....................................         231           209
   Goodwill and core
     deposit intangibles
     amortization.................................          89            90
   Other operating
     expenses.....................................         683           640
       Total other                                      ------        ------
        expenses..................................       4,468         4,231
                                                        ------        ------
 INCOME BEFORE INCOME
   TAX EXPENSE....................................       2,251         1,915
     Income tax expense...........................         726           585
                                                        ------        ------
 NET INCOME.......................................      $1,525        $1,330
                                                        ------        ------
                                                        ------        ------
 Per Share
   Net income.....................................       $0.34         $0.29
   Cash dividends.................................       0.125         0.105
 AVERAGE SHARES
   OUTSTANDING....................................   4,523,506     4,560,530


                              Page  5  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
     CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)
- - -------------------------------------------------------------------------------

                                                         1996          1995
                                                         ----          ----
 Balance, January 1 ..............................     $49,471       $44,910

 Net income.......................................       1,525         1,330

 Cash dividends ($.125 and $.105 per share).......        (565)         (479)

 Stock reacquired ................................        (367)

 Stock issued under dividend reinvestment
   and stock purchase plan........................         106

 Capital surplus allocation for compensatory
   stock options..................................          19            26

 Proceeds from stock options exercised............          35

 Net change in unrealized gains on securities
   available for sale ............................        (506)          315
                                                       -------       -------
 Balance, March 31 ...............................     $49,718       $46,102
                                                       -------       -------
                                                       -------       -------

                              Page  6  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
- - -------------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                          1996          1995
                                                          ----          ----
 CASH FLOW FROM OPERATING ACTIVITIES:
 Net income......................................       $1,525        $1,330
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses.....................           66           117
   Depreciation..................................          285           299
   Securities amortization.......................           22            12
   Amortization of goodwill and fair value
     adjustments.................................           89            90
   Net change in:
     Loans held for sale.........................       (1,673)          128
     Interest receivable.........................          303           323
     Interest payable............................           96           243
   Other adjustments.............................       (1,372)          942
     Net cash provided (used) by                        ------         -----
       operating activities......................         (659)        3,484
                                                        ------         -----

 CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of held to maturity securities......                     (3,081)
   Proceeds from held to maturity securities
     maturities and calls........................                      2,055
   Purchases of available for sale securities....      (10,129)       (9,930)
   Proceeds from available for sale securities
     maturities and sales........................        3,621         6,517
   Net increase in loans.........................          589        (1,146)
   Purchases of premises and equipment...........         (250)         (142)
   Acquisition costs, net of cash acquired.......         (375)
     Net cash used by                                   ------         -----
       investing activities......................       (6,544)       (5,727)
                                                        ------         -----
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in noninterest-bearing,
     NOW, money market and savings deposits......      (10,895)      (12,418)
   Net increase (decrease) in certificates of
     deposits and other time deposits............       (6,821)       16,915
   Net increase (decrease) in short-term
     borrowings..................................          386        (7,097)
   Cash dividends................................         (565)
   Stock sold:
     Exercise of stock options...................           35
     Dividend reinvestment and stock purchase plan         106
   Stock reacquired..............................         (367)
     Net cash used by                                  -------       -------
       financing activities......................      (18,121)       (2,600)
                                                       -------       -------
 NET DECREASE IN CASH and CASH EQUIVALENTS             (25,324)       (4,843)
 CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD.....................................       43,536        26,950
                                                       -------       -------
 CASH AND CASH EQUIVALENTS, END OF PERIOD........      $18,212       $22,107
                                                       -------       -------
                                                       -------       -------
 Additional Cash Flows Information:
   Interest paid.................................       $3,970        $3,262
   Income tax paid...............................          190           130
   Dividend payable at end of period.............                        479


                              Page  7  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1996
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)
- - -----------------------------------------------------------------------------

 NOTE 1--GENERAL:

   The significant accounting policies followed by ANB Corporation (Company) and its subsidiaries, American National Bank and Trust Company of Muncie, American National Trust and Investment Management Company and Peoples Loan & Trust Bank, (Peoples) Winchester, for interim financial reporting, are consistent with the accounting policies followed for annual financial reporting. The accompanying financial statements are unaudited, however, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of those expected for the remainder of the year.

- - -----------------------------------------------------------------------------

 NOTE 2--INVESTMENT SECURITIES:

                                                  1996
                           --------------------------------------------------
                                          Gross         Gross
                           Amortized   Unrealized    Unrealized
 March 31                     Cost        Gains        Losses     Fair Value
 ----------------------------------------------------------------------------
 Available for sale:
   U.S. Treasury.......     $20,663          $159          $32       $20,790
   Federal agencies....       7,647             1           84         7,564
   State and municipal.      40,820         2,644          298        43,166
   Mortgage-backed
     securities........       3,604                         65         3,539
   Marketable equity
     securities........         691                                      691
   Corporate obligation         200                          1           199
                            -------------------------------------------------
     Total investment
       securities......     $73,625        $2,804         $480       $75,949
                            -------------------------------------------------
                            -------------------------------------------------
                                                  1995
                           --------------------------------------------------
                                          Gross         Gross
                           Amortized   Unrealized    Unrealized
 December 31                  Cost        Gains        Losses     Fair Value
 ----------------------------------------------------------------------------
 Available for sale:
   U.S. Treasury.......     $17,950          $226           $3       $18,173
   Federal agencies....       4,148             8            3         4,153
   State and municipal.      40,118         3,031           44        43,105
   Mortgage-backed
     securities........       3,744                         49         3,695
   Marketable equity
     securities........         941                                      941
   Corporate obligation         450                          3           447
                            -------------------------------------------------
     Total investment
       securities......     $67,351        $3,265         $102       $70,514
                            -------------------------------------------------
                            -------------------------------------------------


                              Page  8  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

- - -----------------------------------------------------------------------------

 NOTE 3--LOANS AND ALLOWANCE:
                                                      March 31,  December 31,
                                                         1996          1995
                                                         ----          ----

 Loans
   Commercial and industrial loans...............      $76,671       $75,083
   Term federal funds sold.......................        5,134         8,784
   Real estate loans:
     One-to-four family properties...............      132,817       134,488
     Other.......................................       92,391        91,581
   Individuals' loans for household and other
     personal expenditures.......................       36,648        35,736
   Tax exempt loans..............................        1,623         1,630
   Other loans...................................        2,888         1,611
                                                      --------      --------
        Total loans..............................     $348,172      $348,913
                                                      --------      --------
                                                      --------      --------
 Nonperforming loans
   Nonaccruing loans.............................       $1,233        $1,184
   Accruing loans contractually past due
     90 days or more other than nonaccruing......          155           241
   Restructured loans............................          878           888
                                                        ------        ------
        Total nonperforming loans................       $2,266        $2,313
                                                        ------        ------
                                                        ------        ------

                                                         Three Months Ended
                                                              March 31,
                                                         1996          1995
 Allowance for loan losses                              ------        ------
   Balances, beginning of period.................       $2,897        $2,698
   Provision for losses..........................           66           117
   Recoveries on loans...........................           31            39
   Loans charged off.............................          (90)         (524)
                                                        ------        ------
   Balances, end of period.......................       $2,904        $2,330
                                                        ------        ------
                                                        ------        ------
- - -----------------------------------------------------------------------------


 NOTE 4--DEPOSITS:
                                                      March 31,  December 31,
                                                         1996          1995
                                                         ----          ----
   Deposits
     Noninterest bearing.........................      $41,212       $52,029
     NOW accounts................................       72,268        73,914
     Money market deposit accounts...............       42,082        41,075
     Savings deposits............................       29,188        28,627
     Certificates and other time deposits
       of $100,000 or more.......................       48,649        55,193
     Other certificates and time deposits........      164,236       164,513
                                                      --------      --------
        Total deposits...........................     $397,635      $415,351
                                                      --------      --------
                                                      --------      --------

                              Page  9  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1996
- - -------------------------------------------------------------------------------
          Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
- - -------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS

 GENERAL

   The following discussion and analysis is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an analysis of the financial statements alone. It should, however, be read in conjunction with the financial statements and notes included elsewhere herein. Per share amounts for 1995 have been adjusted to give effect to the 2 for 1 stock split in December 1995.

 NET INCOME

   Net income for the first three months of 1996 was $1,525,000 compared to $1,330,000 for the first three months of 1995, an increase of $195,000 or 14.7%. Net income per share for the first three months of 1996 was $.34 an increase of $.05 or 17.2% from the $.29 which was reported for the first three months in 1995.

   The Company's return on average assets for the first three months of 1996 was 1.32%, an increase of 10 basis points over the first three months of 1995 and a 15 basis point increase over the 1995 year ended return on average assets of 1.17%.

   Return on average equity for the first three months of 1996 was 12.80% compared to 11.90% for the same period in 1995.

 NET INTEREST INCOME

   Net interest income is the difference between interest and fees earned on earning assets and interest paid on interest bearing liabililties.  It is the largest and most critical component of the Company's earnings and is impacted by both rates and volume of earning assets and interest-bearing
 liabilities.   The Company's net interest income, reported on a full tax
 equivalent basis (FTE), increased $327,000 or 6.44% during the three months ended March 31, 1996 when compared to the same three month period last year.

   Total interest income, expressed on a full tax-equivalent basis, increased by $890,000 for the three month period, and total interest expense of the Company increased by $563,000.

   Net interest income (FTE) expressed as a percentage of earning assets was 5.05% for the first three months of 1996, compared to 5.02% in 1995, an improvement of 3 basis points. The company's net interest margin (FTE) for the year ended December 31, 1995 was 5.02%.

   Higher net interest income and margins (FTE) can be attributed largely to continuing gradual increases in loan volume which has occured over the past year. Also, a greater amount of earning assets are being funded with non-interest bearing deposits of individuals, partnerships and corporations.

                              Page  10  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1996
- - -------------------------------------------------------------------------------
 PROVISION FOR LOAN LOSSES

   The Company's provision for loan losses decreased $51,000 for the three months ended March 31, 1996 when compared to the same period in 1995. The Company recorded provision for loan loss expense based on the 1996 operating plan, and continued to strengthen the allowance for loan losses based upon the amount of loans outstanding.

   Net chargeoffs during the first three months of 1996 were $59,000 compared to net chargeoffs of $485,000 for the comparable period in 1995. During the first quarter of 1995 a large commercial/mortgage loan for approximately $1,193,000 was written down by $433,000 and the balance was transferred to nonaccruing loans.

 OTHER INCOME AND EXPENSE

   Other income represents income received which is not directly related to the Company's interest-earning assets, except for gains and losses on securities and loans held for sale. Total other income increased $170,000 during the first three months of 1996 compared to 1995. The Company recorded $112,000 more in trust revenue for the first quarter of 1996 over 1995, which accounted for approximately 67% of the increase in total other income. The remaining increase in total other income came about primarily as a result of increases in fees related to insurance commissions and greater ATM fees.

   Realized gains on loans sold were $64,000 for the first three months of 1996 compared to $18,000 for the same period in 1995. However, the Company recorded unrealized losses for first quarter 1996 of $43,000.

   Other expenses increased $237,000 in the first three months of 1996 compared to the same period in 1995. Salaries and employee benefits for the three months ending March 31, 1996 increased $119,000 or 5.2% over the comparable period in 1995. Retirement expense for the Company's pension plan was $32,000 greater for first quarter 1996 compared to first quarter 1995. The balance of the increase amounting to $87,000 or 3.8% is primarily salary related, for normal and merit pay adjustments. Full time equivalent employees were 259 at March 31, 1996 compared to 275 for March 31, 1995.

   In 1996, the Company anticipates a special deposit insurance assessment related to deposits acquired in a thrift acquisition in April 1991. While final legislation has not yet been passed by Congress, the Company, in anticipation of legislation being passed during 1996, has recorded one-fourt of the estimated expense during the first quarter of 1996. Of the $231,000 deposit insurance premium expense recorded on March 31, 1996 $165,000 is related to this special assessment.

 INCOME TAXES

   Income tax expense, including both federal income tax and the Indiana franchise tax increased by $141,000 for the first three months of 1996 over 1995. Income before income tax increased $336,000 for first three months of 1996 over 1995. The effective tax rate for the first three months of 199 was 32.2% compared to 30.5% for the first three months of 1995.


                              Page  11  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1996
- - -------------------------------------------------------------------------------
 BALANCE SHEET

   The Company's total assets decreased $19.147 million from the level reported at year end 1995. When compared to March 31, 1995 total assets have increased $22.575 million or 5.1%.

   Cash and cash equivalents decreased $25.324 million at March 31, 1996 from the level reported at December 31, 1995. Federal funds sold decreased by $14.800 million from December 31, 1995 while cash and due from banks, including interest bearing deposit accounts, declined $10.524 million from the levels reported at year end.

 LOANS AND DEPOSITS

   Loans, excluding loans held for sale and term federal funds, were $343.038 million at March 31, 1996, an increase of $2.909 million over the year end level of $340.129 million. At March 31, 1995 loans, excluding loans held for sale and term federal funds, were $324.052 million. Growth in the Company's loan portfolio from March 31, 1995 to first quarter 1996 has been $18.986 million or approximately 6%. This loan growth has occurred primaril in business loans and nonfarm nonresidential real estate mortgage loans.
 The growth has been achieved under the Company's strategic plan and has been accomplished in accordance with credit policies designed to ensure continued strong asset quality.

   Real estate loans continue to be the largest asset category of the Company At March 31, 1996 loans made to individuals on owner occupied property represented 28.6% of total assets and 59% of the Company's mortgage loan portfolio. At March 31, 1995 loans made to individuals on owner occupied property represented 30% of total assets and 60.9% of the Company's mortgage loan portfolio. Most of the growth in the Company's mortgage loan portfolio has been in the nonfarm nonresidential category. Nonfarm nonresidential mortgage loans increased $810 thousand since year end 1995 and $6.988 millio from March 31, 1995. Business loans have increased $1.588 million since December 31, 1995.

   Total loans, including loans held for sale, represented 75.4% of total assets at March 31, 1996, compared to 72.2% at 1995 year end and 74.7% at March 31, 1995.

   Total deposits of the Company at March 31, 1996 decreased $17.716 million from levels reported at the year end 1995, but were higher by $13.006 millio from total deposits as reported March 31, 1995. Noninterest bearing deposit declined by $10.817 million at March 31, 1996 from year end 1995. Year end 1995 noninterest bearing deposits were higher due to municipal tempory funds being deposited, and an increased level of trust deposits. Certificates of deposit for $100,000 or more were $6.544 million lower than year end 1995, which accounted for most of the remaining decline in total deposits.

 ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING LOANS

   The Company's nonperforming loans, which include nonaccrual, past due
 90 days, and restructured loans, decreased $47,000 from December 31, 1995. At March 31, 1996 total nonperforming loans amounted to $2.266 million or .49% of total assets, compared to .48% for year end 1995. Loan delinquency trends are stable and are less than delinquency percentages of the Company's peer group.

   Total nonperforming loans represented .65% of total loans at March 31, 1996, compared to .71% and .66% at March 31, 1995 and December 31, 1995 respectively.

   The allowance for loan losses at March 31, 1996 increased $7,000 from year end 1995. Loans charged off for the period ending March 31, 1996 decreased by $434,000 when compared to first quarter 1995. A large commercial loan, also secured with real estate, was written down in the amount of $433,000 during the first quarter of 1995.

  The allowance for loan losses equaled 128% of non-performing loans for the quarter ended March 31, 1996 compared to 101% and 99% for December 31, 1995 and March 31, 1995 respectively.

   Based on the components of the loan portfolio, an analysis of historical net charge-offs, and other economic considerations, management considers the allowance for loan losses to be adequate.

                              Page  12  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1996
- - -------------------------------------------------------------------------------
 LIQUIDITY AND RATE SENSITIVITY

   The Company manages liquidity by closely monitoring the funds available to meet the financial needs and credit demands of its customer base. The Company expects to have adequate funds available to satisfy loan demand as provided through both deposit growth and net income. Additionally the Company has established federal funds lines with correspondent banks and may borrow from the Federal Reserve Bank or the Federal Home Loan Bank.

   The Company's loan to deposit ratio, excluding loans which are held for sale was 86.8% on March 31, 1996 compared to 85.1% at March 31, 1995.

   The Company's interest rate sensitivity position is influenced by the various maturities of its interest earning assets and interest bearing liabilities. The Company monitors its maturity distribution of assets and liabilities to ensure an adequate balance is maintained. Company policy requires management to keep rate sensitivity positions within pre-establishe guidelines, so as to control the interest rate risk exposure.

   The Company is liability sensitive at the one-year time frame, indicating that net interest income could be adversely impacted during periods of increasing interest rates, since rate sensitive liabilities would be repricing at a more rapid rate than interest sensitive assets. The Company measures the impact of changes in interest rates on a regular basis. During recent years the Company has steadily increased its net interest income and resulting net interest margin.

 CAPITAL RESOURCES

   Stockholders' equity increased from $49.471 million at December 31, 1995 to $49.718 million at March 31, 1996. Book value per share was $11.00 at March 31, 1996, compared to $10.92 at year end 1995. Net unrealized gains on securities available for sale declined $506 thousand or $0.11 a share from year end 1995. Excluding net unrealized gains on securities available for sale, book value of the Company increased $0.19 to $10.69 for the quarte ended March 31, 1996. Tangible book value of the Company at March 31, 1996 was $9.71 compared to $9.55 at December 31, 1995 and $9.03 on March 31, 1995 (Tangible book value is defined as total stockholders' equity less net unrealized gains on securities available for sale and goodwill.)

   On April 27, 1995, the Board of Directors approved a buy back program for the Company's common stock in an aggregate amount not to exceed 200,000 shares. During the first quarter of 1996 22,000 shares were reacquired under the program, with the total purchase price being $367 thousand. A total of 91,302 shares have been reacquired by the Company since the buy back program was approved.

   For the quarter ended March 31, 1996, 6,404 shares were issued under the Company's Dividend Reinvestment and Stock Purchase Plan.

   At March 31, 1996 the Company's Tier 1 risk based capital ratio was 14.03% and its leverage capital ratio was 9.55%. The Company and each of its affiliate banks currently exceed all capital requirements mandated by regulatory authorities.

                              Page  13  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1996
- - -----------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              None

          (b) No reports on Form 8-K were filed with respect to events occurring during the three months ended March 31, 1996.


                           Page  14  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1996

- - -------------------------------------------------------------------------------

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANB CORPORATION


 Date:   May 1, 1996                   BY:
                                           --------------------
                                            James R. Schrecongost

                                       President and Chief Executive Officer



 Date:   May 1, 1996                   BY:
                                           --------------------
                                            Larry E. Thomas

                                       Chief Financial Officer and
                                       Principal Accounting Officer



                            Page  15  of  15  Pages