Form 10-Q
period 1996-06-30
ANB CORP
filed 1996-07-31
CIK 760992

________________________________________________________________________________

                          SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                      FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

   June 30, 1996                                                 0-18925
- ---------------------                                    ----------------------
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


- --------------------------------------------------------------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes  __X__   No _____

   As of July 26, 1996 there were outstanding 4,501,497 Common Shares, $1 stated value, of the Registrant.

                                Page  1  of  15 Pages
________________________________________________________________________________

________________________________________________________________________________
                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1996

- --------------------------------------------------------------------------------
                                  TABLE OF CONTENTS
                                  -----------------

Part I - Financial Information:

    Item 1 - Financial Statements                                     Page
                                                                       ----
             Consolidated Condensed Balance Sheet...........            3

             Consolidated Condensed Statement of Income.....            4 - 5

             Consolidated Condensed Statement of Changes in
             Stockholders' Equity...........................            6

             Consolidated Condensed Statement of Cash
             Flows..........................................            7

             Notes to Consolidated Condensed Financial
             Statements.....................................            8 - 9

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations..           10 - 13

Part II  -  Other Information:

    Item 4 - Submission of Matters to Vote
             of Security Holders.............................          14

    Item 6 - Exhibits and Reports on Form 8-K................          14

Signatures...................................................          15

                                Page  2  of  15  Pages


________________________________________________________________________________

________________________________________________________________________________
                                   ANB CORPORATION
                                      FORM 10-Q
                            PART I.  FINANCIAL INFORMATION
                             Item 1. Financial Statements
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                (Dollars in Thousands)
                                     (Unaudited)
- --------------------------------------------------------------------------------

                                                     June 30,     December 31,
                                                       1996          1995
                                                     --------      --------

ASSETS:
Cash and due from banks .........................     $22,158       $23,488
   Federal funds sold............................       1,700        19,800
   Interest-bearing deposit accounts.............           9           248
                                                     --------      --------
     Cash and cash equivalents...................      23,867        43,536

 Securities available for sale:
     Taxable.....................................      30,536        27,409
     Tax exempt..................................      44,677        43,105
                                                     --------      --------

       Total securities available for sale.......      75,213        70,514

 Loans:

    Loans........................................     355,905       348,913
    Less:  Allowance for loan losses.............       2,806         2,897
                                                     --------      --------
       Net loans.................................     353,099       346,016

 Loans held for sale ............................       1,538           129
 Premises and equipment..........................       9,521         9,577
 Federal Reserve & Federal Home Loan Bank Stock..       2,713         2,661
 Other real estate...............................         266           341
 Interest receivable.............................       4,323         4,081
 Goodwill and core deposit intangibles ..........       4,484         4,309
 Other assets....................................       1,822         2,072
                                                     --------      --------

      Total assets...............................    $476,846      $483,236
                                                     --------      --------
                                                     --------      --------

LIABILITIES

  Deposits
    Noninterest bearing..........................     $47,312       $52,029
     Interest bearing............................     353,696       363,322
                                                     --------      --------
       Total deposits                                 401,008       415,351
 Short-term borrowings...........................      12,709         7,749
 Federal Home Loan Bank advances.................       8,000         2,395
 Interest payable................................       1,916         1,626
 Other liabilities...............................       3,351         6,644
                                                     --------      --------
       Total liabilities.........................     426,984       433,765
                                                     --------      --------

 Commitments and contingent liabilities

STOCKHOLDERS' EQUITY

 Preferred stock, without par value:
    Authorized-250,000 shares, none issued
 Common stock, $1 stated value:
    Authorized-20,000,000 shares
    Issued and outstanding-4,511,198 and
      4,530,335 shares...........................       4,511         4,530
 Capital surplus.................................       5,795         6,274
 Capital surplus-stock options...................         466           466
    Less: Prepaid compensation expense...........         (36)          (68)
 Retained earnings...............................      38,300        36,358
 Net unrealized gains on securities
    available for sale...........................         826         1,911
                                                     --------      --------
       Total stockholders' equity................      49,862        49,471
                                                     --------      --------
       Total liabilities and stockholders' equity    $476,846      $483,236
                                                     --------      --------
                                                     --------      --------

                                Page  3  of  15  Pages
________________________________________________________________________________

________________________________________________________________________________
                                   ANB CORPORATION
                                      FORM 10-Q
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                   (Dollars in Thousands, Except Per Share Amounts)
                                     (Unaudited)
- --------------------------------------------------------------------------------
                               Three Months Ended          Six Months Ended
                                     June 30,                  June 30,
                                1996         1995         1996          1995
                               ------       ------       -------       -------
Interest Income
 Loans, including fees:
    Taxable................... $7,960       $7,507       $15,816       $14,561
    Tax exempt................     35           20            58            38
 Securities held to maturity:
    Taxable...................                 138                         282
    Tax exempt................                 461                         914
 Securities available for sale:
    Taxable...................    466          316           883           563
    Tax exempt................    669          183         1,314           354
 Federal funds sold...........     55          122           242           257
 Other interest
     income...................     52           48           114           101
       Total interest          ------       ------       -------       -------
          income..............  9,237        8,795        18,427        17,070
                               ------       ------       -------       -------
Interest Expense
 Deposits.....................  3,816        3,711         7,754         7,085
 Short-term
    borrowings................    101          141           189           250
 Long-term debt...............     74            9           115            30
       Total interest          ------       ------       -------       -------
          expense.............  3,991        3,861         8,058         7,365
                               ------       ------       -------       -------
NET INTEREST INCOME...........  5,246        4,934        10,369         9,705
 Provision for loan
    losses....................     66          275           132           392
                               ------       ------       -------       -------
NET INTEREST INCOME
 AFTER PROVISION FOR
    LOAN LOSSES........         5,180        4,659        10,237         9,313


                                Page  4  of  15  Pages
________________________________________________________________________________

________________________________________________________________________________
 (continued)                       ANB CORPORATION
                                      FORM 10-Q
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                 (Dollars in Thousands, Except Per Share Amounts)
                                     (Unaudited)
- --------------------------------------------------------------------------------
                                 Three Months Ended          Six Months Ended
                                      June 30,                    June 30,

                                 1996         1995          1996          1995
                               ------       ------        ------        ------
 Other Income:
  Trust fees..................  1,109        1,064         2,146         1,989
  Service charges on
    deposit accounts..........    337          346           661           664
  Other customer fees.........    139           94           241           171
  Securities available
    for sale gains,
    net.......................                                12             2
  Gains (losses) on
    loans held for sale:
     Realized.................     35           22            99            40
     Unrealized...............    (22)                       (65)
  Other operating
    income....................    136          206           302           358
                               ------       ------        ------        ------
     Total other
       income.................  1,734        1,732         3,396         3,224
                               ------       ------        ------        ------
 Other Expenses:
  Salaries and
    employee benefits.........  2,492        2,527         4,916         4,832
  Premises and
    equipment expense.........    695          637         1,391         1,312
  Advertising.................    144          106           260           218
  Printing, supplies
    and stationery............    126          166           295           297
  Professional fees...........     80           88           140           157
  Deposit insurance
    premiums..................     75          209           140           418
  Goodwill and core
    deposit intangibles
    amortization..............     98           90           187           180
  Other operating
    expenses..................    903          607         1,752         1,247
                               ------       ------        ------        ------
     Total other
       expenses...............  4,613        4,430         9,081         8,661
                               ------       ------        ------        ------
 INCOME BEFORE INCOME
  TAX EXPENSE...............    2,301        1,961         4,552         3,876
   Income tax expense.......      754          614         1,480         1,199
                               ------       ------        ------        ------
 NET INCOME.................   $1,547       $1,347        $3,072        $2,677
                               ------       ------        ------        ------
                               ------       ------        ------        ------
 Per Share
   Net income................   $0.34        $0.30         $0.68         $0.59
   Cash dividends............   0.125        0.105          0.25          0.21
 AVERAGE SHARES
  OUTSTANDING...............4,512,559    4,562,864     4,518,033     4,561,704


                                Page  5  of  15  Pages
________________________________________________________________________________

________________________________________________________________________________
                                   ANB CORPORATION
                                      FORM 10-Q
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (Dollars in Thousands)
                                     (Unaudited)
- --------------------------------------------------------------------------------
                                                          1996          1995
                                                        -------       -------
 Balance, January 1 ..............................      $49,471       $44,910

 Net income.......................................        3,072         2,677

 Cash dividends ($.25 and $.21 per share).........       (1,130)         (957)

 Stock reacquired ................................         (857)         (195)

 Stock issued under dividend reinvestment
   and stock purchase plan........................          201            74

 Capital surplus allocation for compensatory
   stock options..................................           32            45

 Proceeds from stock options exercised............          124             6

 Tax benefit on stock options exercised...........           34

 Net change in unrealized gains on securities
   available for sale ............................       (1,085)          524
                                                        -------       -------
 Balance, June 30 ................................      $49,862       $47,084
                                                        -------       -------
                                                        -------       -------

                                Page  6  of  15  Pages
________________________________________________________________________________

________________________________________________________________________________
                                   ANB CORPORATION
                                      FORM 10-Q
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (Dollars in Thousands)
                                     (Unaudited)
- --------------------------------------------------------------------------------
                                                          Six Months Ended
                                                              June 30,
                                                          1996         1995
                                                        -------       -------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income......................................         $3,072        $2,677
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses.....................            132           392
  Depreciation..................................            566           603
  Securities amortization.......................             32            13
  Amortization of goodwill and fair value
    adjustments.................................            187           180
  Net change in:
    Loans held for sale.........................         (1,474)         (257)
    Interest receivable.........................           (242)         (252)
    Interest payable............................            290           651
  Other adjustments.............................           (417)          694
                                                        -------       -------
    Net cash provided by
      operating activities......................          2,146         4,701
                                                        -------       -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of held to maturity securities......                       (3,287)
  Proceeds from held to maturity securities
    maturities and calls........................                        3,178
  Purchases of available for sale securities....        (17,711)      (14,405)
  Proceeds from available for sale securities
    maturities and sales........................          9,205         9,017
  Net increase in loans.........................         (7,354)      (11,961)
  Purchases of premises and equipment...........           (515)         (251)
                                                        -------       -------
    Net cash used by
      investing activities......................        (16,375)      (17,709)
                                                        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in noninterest-bearing,
    NOW, money market and savings deposits......        (12,258)      (16,767)
  Net increase (decrease) in certificates of
    deposits and other time deposits............         (2,085)       26,328
  Net increase (decrease) in short-term
    borrowings..................................          4,960        (2,880)
  Net increase in Federal Home Loan Bank advances.        5,605         1,995
    Cash dividends..............................         (1,130)         (479)
  Stock sold:
    Exercise of stock options...................            124             6
    Dividend reinvestment and stock purchase plan           201            74
    Stock reacquired............................           (857)         (195)
                                                        -------       -------
    Net cash provided (used) by
      financing activities......................         (5,440)        8,082
                                                        -------       -------
NET DECREASE IN CASH and CASH EQUIVALENTS               (19,669)       (4,926)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD.....................................         43,536        26,950
                                                        -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD........        $23,867       $22,024
                                                        -------       -------
                                                        -------       -------

Additional Cash Flows Information:
  Interest paid.................................         $7,768        $6,714
  Income tax paid...............................          1,580         1,107
  Dividend payable at end of period.............                          479

                                Page  7  of  15  Pages
________________________________________________________________________________

________________________________________________________________________________
                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1996
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (Table Dollar Amounts in Thousands)

- --------------------------------------------------------------------------------

 NOTE 1--GENERAL:

    The significant accounting policies followed by ANB Corporation (Company) and its subsidiaries, American National Bank and Trust Company of Muncie, American National Trust and Investment Management Company and Peoples Loan & Trust Bank, (Peoples) Winchester, for interim financial reporting, are consistent with the accounting policies followed for annual financial reporting. The accompanying financial statements are unaudited, however, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements. The results of operations for the six months and three months ended June 30, 1996 are not necessarily indicative of those expected for the remainder of the year.

- --------------------------------------------------------------------------------

NOTE 2--INVESTMENT SECURITIES:

                                                       1996
                                ----------------------------------------------------
                                                 Gross          Gross
                                Amortized     Unrealized     Unrealized
 June 30                           Cost          Gains         Losses     Fair Value
 -----------------------------------------------------------------------------------
 Available for sale:
   U.S. Treasury..............   $17,729           $86          $146       $17,669
   Federal agencies...........     9,147             1           219         8,929
   State and municipal........    42,954         2,013           290        44,677
   Mortgage-backed
     securities...............     3,454             0            79         3,375
   Marketable equity
     securities...............       364                                       364
   Corporate obligations......       200                           1           199
                                ----------------------------------------------------
     Total investment
       securities.............   $73,848        $2,100          $735       $75,213
                                ----------------------------------------------------
                                ----------------------------------------------------


                                                       1995
                                ----------------------------------------------------
                                                 Gross          Gross
                                Amortized     Unrealized     Unrealized
 December 31                       Cost          Gains         Losses     Fair Value
 -----------------------------------------------------------------------------------
 Available for sale:
   U.S. Treasury.............    $17,950          $226            $3       $18,173
   Federal agencies..........      4,148             8             3         4,153
   State and municipal.......     40,118         3,031            44        43,105
   Mortgage-backed
     securities..............      3,744                          49         3,695
   Marketable equity
     securities..............        941                                       941
   Corporate obligations.....        450                           3           447
                                ----------------------------------------------------
     Total investment
       securities............    $67,351        $3,265          $102       $70,514
                                ----------------------------------------------------
                                ----------------------------------------------------

                                Page  8  of  15  Pages
________________________________________________________________________________

________________________________________________________________________________
                                   ANB CORPORATION
                                      FORM 10-Q
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

 NOTE 3--LOANS AND ALLOWANCE:
                                                      June 30,   December 31,
                                                        1996          1995
                                                      --------   ------------
 Loans
   Commercial and industrial loans...............      $78,599       $75,083
   Term federal funds sold.......................        1,450         8,784
   Real estate loans:
     One-to-four family properties...............      137,496       134,488
     Other.......................................       96,173        91,581
   Individuals' loans for household and other
     personal expenditures.......................       39,000        35,736
   Tax exempt loans..............................        2,372         1,630
   Other loans...................................          815         1,611
                                                      --------   ------------
         Total loans..............................    $355,905      $348,913
                                                      --------   ------------
                                                      --------   ------------
 Nonperforming loans
   Nonaccruing loans.............................       $1,157        $1,184
   Accruing loans contractually past due
     90 days or more other than nonaccruing......          243           241
   Restructured loans............................          820           888
                                                      --------   ------------
         Total nonperforming loans................      $2,220        $2,313
                                                      --------   ------------
                                                      --------   ------------

                                                         Six Months Ended
                                                              June 30,
                                                         1996          1995
                                                      --------   ------------
 Allowance for loan losses
   Balances, beginning of period.................       $2,897        $2,698
   Provision for losses..........................          132           392
   Recoveries on loans...........................           42            68
   Loans charged off.............................         (265)         (651)
                                                      --------   ------------
   Balances, end of period.......................       $2,806        $2,507
                                                      --------   ------------
                                                      --------   ------------
- ------------------------------------------------------------------------------

 NOTE 4--DEPOSITS:
                                                      June 30,   December 31,
                                                         1996          1995
                                                      --------   ------------
   Deposits
     Noninterest bearing.........................      $47,312       $52,029
     NOW accounts................................       67,590        73,914
     Money market deposit accounts...............       40,254        41,075
     Savings deposits............................       28,231        28,627
     Certificates and other time deposits
       of $100,000 or more.......................       56,209        55,193
     Other certificates and time deposits........      161,412       164,513
                                                      --------   ------------
         Total deposits...........................    $401,008      $415,351
                                                      --------   ------------
                                                      --------   ------------

                                Page  9  of  15  Pages
________________________________________________________________________________

________________________________________________________________________________
                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1996
- --------------------------------------------------------------------------------
           Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations
- --------------------------------------------------------------------------------
                                RESULTS OF OPERATIONS
                                =====================

General
- -------

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

Net Income
- ----------

    Net income for the first six months of 1996 was $3,072,000 compared to $2,677,000 for the first six months of 1995, an increase of $395,000 or 14.8%. Net income per share for the first six months of 1996 was $0.68, an increase of $.09 or 15.3% from the $0.59 which was reported for the first six months of 1995.

    Second quarter 1996 net income improved $200,000 from the $1,347,000 reported for second quarter 1995. Net income per share for second quarter 1996 was higher by $.04 per share or 13.3% when compared to second quarter 1995.

    The Company's return on average assets for the first six months of 1996 was 1.33%, an increase of 12 basis points over the first six months of 1995 and a 16 basis point increase over the 1995 year ended return on average assets of 1.17%.

    Return on average equity for the first six months of 1996 was 12.79% compared to 11.80% for the same period in 1995.

Net Interest Income
- -------------------

    Net interest income is the difference between interest and fees earned on earning assets and interest paid on interest bearing liabililties. It is the largest and most critical component of the Company's earnings and is impacted by both rates and volume of earning assets and interest-bearing liabilities. The Company's net interest income, reported on a full tax equivalent basis
(FTE), increased $620,000 or 6.0% during the six months ended June 30, 1996 when compared to the same six month period last year. Total interest income, expressed on a full tax-equivalent basis, increased $1,313,000 for the six months period, while total interest expense of the Company increased $693,000. Net interest margin (FTE), expressed as a percent of earning assets, was 5.11% for the first six months of 1996, a slight increase of 4 basis points when compared to the 5.07% net interest margin reported for the six months ended June 30, 1995. The Company's net interest margin (FTE) for the year ended December 31, 1995 was 5.02%.

    For the second quarter of 1996 net interest income (FTE) increased $293,000 or 5.6%, when compared to the quarter ended June 30, 1995. Net interest margin for second quarter 1996 was 5.16%.

    Net interest income and margins have continued to benefit from growth in the Company's loan portfolio and the conversion of federal funds sold to the loan category of the balance sheet.

                                Page 10 of 15 Pages
________________________________________________________________________________

________________________________________________________________________________
                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1996
- --------------------------------------------------------------------------------
Provision for Loan Losses
- -------------------------

    The Company's provision for loan losses decreased $260,000 for the six months ended June 30, 1996 when compared to the same period in l995. For the second quarter of 1996 the provision expense was $66,000 compared to $275,000 for the second quarter of 1995. The Company recorded provision for loan loss expense based on the 1996 operating plan.

    Net chargeoffs during the first six months of 1996 were $223,000 compared to net chargeoffs of $583,000 for the comparable period in 1995. During the first quarter of 1995 a large commercial/mortgage loan for approximately $1,193,000 was written down by $433,000 and the balance was transferred to nonaccruing loans.

Other Income and Expense
- ------------------------

    Other income represents income received which is not directly related to the Company's interest-earning assets, except for gains and losses on securities and loans held for sale. Total other income increased $172,000 during the first six months of 1996 compared to 1995. The Company recorded $157,000 more in trust revenue for the six months in 1996 over 1995, which accounted for approximately 91% of the increase in total other income. Service charges on deposit accounts combined with other customer fees increased $67,000, primarily as a result of greater insurance commissions and higher ATM fees.

    Realized gains on loans sold were $99,000 for the first six months of 1996 compared to $40,000 for the same period in 1995. However, the Company's portfolio of loans held for sale at June 30, 1996, valued at lower of cost or market resulted in unrealized losses of $65,000 being recorded.

    In the second quarter of 1995 "Other operating income" increased $70,000 due to the Company receiving a refund for previously paid Indiana gross income tax relating to tax years 1988 and 1989.

    Other expenses increased $420,000 in the first six months of 1996 compared to the same period in 1995. Salaries and employee benefits for the six months ending June 30, 1996 increased $84,000 or 1.7%. Approximately $71,000 of the increase in salaries and employee benefits relates to greater costs for the Company's pension plan. Full time equivalent employees have declined to 256 at June 30, 1996, compared to 273 and 268 for June 30, 1995, and December 31, 1995 respectively.

    As a result of lower assessments, deposit insurance premiums decreased from $418,000 for the first six months of 1995 to $140,000 for 1996. For the six months ended June 30, 1996 the Company recorded an expense of $330,000, included in the "Other operating expenses" category, for expected SAIF legislation. It now appears that no SAIF assessment legislation will be enacted in 1996 and, accordingly, no additional expense is expected to be recorded in 1996.

Income Taxes
- ------------

    Income tax expense, including both federal income tax and the Indiana franchise tax increased by $281,000 for the first six months of 1996 over 1995. Income before income tax increased $676,000 for first six months of 1996 over 1995. The effective tax rate for the first six months of 1996 was 32.5% compared to 30.9% for the first six months of 1995.

                                 Page 11 of 15 Pages
________________________________________________________________________________

________________________________________________________________________________
                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1996
- --------------------------------------------------------------------------------
Balance Sheet
- -------------

    The Company's total assets decreased $6.390 million from the level reported at year end 1995. When compared to June 30, 1995 total assets have increased $22.836 million or 5.0%.

    Cash and cash equivalents decreased $19.669 million at June 30, 1996 from the level reported at December 31, 1995. Federal funds sold decreased by $18.1 million from December 31, 1995 while cash and due from banks, including interest bearing deposit accounts, declined $1.569 million from the levels reported at year end.

Loans and Deposits
- ------------------

    Loans, excluding loans held for sale and term federal funds, were $353.455 million at June 30, 1996, an increase of $13.326 million over the year end level of $340.129 million. At June 30, 1995 loans, excluding loans held for sale and term federal funds, were $335.634 million. Growth in the Company's loan portfolio from June 30, 1995 to second quarter 1996 has been $17.821 million or 5.3%. This loan growth has occurred primarily in business loans and nonfarm nonresidential real estate mortgage loans.

    Real estate loans continue to be the largest asset category of the Company. At June 30, 1996 loans made to individuals on owner occupied property represented 28.8% of total assets and 58.8% of the Company's mortgage loan portfolio. At June 30, 1995 loans made to individuals on owner occupied property represented 29.7% of total assets and 60% of the Company's mortgage loan portfolio. Most of the growth in the Company's mortgage loan portfolio has been in the nonfarm nonresidential category. Nonfarm nonresidential mortgage loans increased $4.592 million from year end 1995 and $6.224 million from June 30, 1995. Business loans have increased $3.516 million since December 31, 1995.

    Loan growth has been achieved under the Company's strategic plan and has been accomplished in accordance with credit policies designed to ensure continued strong asset quality.

    During the second quarter of 1996, the Company borrowed $6 million from the Federal Home Loan Bank to take advantage of market opportunities and expand the mortgage loan portfolio. As a member of the FHLB the Company may participate in various programs used for the financing of 1-4 family residential property.

    Total deposits of the Company at June 30, 1996 decreased $14.343 million from levels reported at the year end 1995, but were higher by $11.315 million from total deposits as reported June 30, 1995. Noninterest bearing deposits declined by $4.717 million at June 30, 1996 from year end 1995. Year end 1995 noninterest bearing deposits were higher due to municipal temporary funds being deposited, and an increased level of trust deposits. Declines in balances at June 30, 1996 for NOW accounts combined with money market deposits accounted for most of the decrease in interest bearing deposits.

Allowance for Loan Losses and Nonperforming Loans
- -------------------------------------------------

    The Company's nonperforming loans, which include nonaccrual, past due 90 days, and restructured loans, decreased $93,000 from December 31, 1995. At June 30, 1996 total nonperforming loans amounted to $2.220 million or .47% of total assets, compared to .48% for year end 1995. Total non-performing loans represented .62% of total loans at June 30, 1996 compared to .64% and .66% at June 30, 1995 and December 31, 1995 respectively.

    The allowance for loan losses at June 30, 1996 decreased $91,000 from year end 1995. Loans charged off for the period ending June 30, 1996 decreased by $386,000 when compared to the same period in 1995. A large commercial loan, also secured with real estate, was written down in the amount of $433,000 during the first quarter of 1995. The allowance for loan losses equaled 126% of nonperforming loans at June 30, 1996 compared to 101% and 115% for December 31, 1995 and June 30, 1995 respectively.

    Based on the components of the loan portfolio, an analysis of historical net charge-offs, and other economic considerations, management considers the allowance for loan losses to be adequate.

                                 Page 12 of 15 Pages
________________________________________________________________________________

________________________________________________________________________________
                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1996
- --------------------------------------------------------------------------------
Liquidity and Rate Sensitivity
- ------------------------------

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

    The Company's loan to deposit ratio, excluding loans which are held for sale was 88.1% on June 30, 1996 compared to 86.6% at June 30, 1995.

    The Company's interest rate sensitivity position is influenced by the various maturities of its interest earning assets and interest bearing liabilities. The Company monitors its maturity distribution of assets and liabilities to ensure an adequate balance is maintained. Company policy requires management to keep rate sensitivity positions within pre-established guidelines, so as to control the interest rate risk exposure.

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

Capital Resources
- -----------------

    Stockholders' equity increased from $49.471 million at December 31, 1995 to $49.862 million at June 30, 1996. Book value per share was $11.05 at June 30, 1996, compared to $10.92 at year end 1995. Net unrealized gains on securities available for sale declined $1.085 million or $0.24 a share from year end 1995. Excluding net unrealized gains on securities available for sale, per share book value increased $0.37 to $10.87 for the period ended June 30, 1996. Tangible book value of the Company at June 30, 1996 was $9.87 compared to $9.55 at December 31, 1995 and $9.23 on June 30, 1995. (Tangible book value is defined as total stockholders' equity less net unrealized gains on securities available for sale and goodwill.)

    On April 27, 1995, the Board of Directors approved a buy back program for the Company's common stock in an aggregate amount not to exceed 200,000 shares. During the first six months of 1996 48,200 shares have been acquired under this program, with the total purchase price being $816 thousand. A total of 117,502 shares have been reacquired by the Company since the buy back program was approved.

    For the quarter ended June 30, 1996 a total of 5,445 shares were issued through the Company's Dividend Reinvestment and Stock Purchase Plan. A total of 252 shareholders or 41% of the Company's shareholders of record participate in the Plan.

    At June 30, 1996 the Company's Tier 1 risk based capital ratio was 13.91% and its leverage capital ratio was 9.66%. The Company and each of its affiliate banks currently exceed all capital requirements mandated by regulatory authorities.

                                 Page 13 of 15 Pages
________________________________________________________________________________

________________________________________________________________________________
                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1996
- --------------------------------------------------------------------------------

                              PART II. OTHER INFORMATION
                              --------------------------
Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders was held on April 17, 1996. The following matters were submitted to the shareholders.

         (1) Election of three directors.

             The following nominees were elected:

                                                      Votes
                                            -----------------------
                                            For             Against
                                            ---             -------
                   R. David Hoover      3,687,525            36,100
                   Donald A. Ross       3,720,801             2,824

                   Other directors continuing to serve include the following:

                                                 Ben E. Delk
                                                 William L. Peterson
                                                 James R. Schrecongost
                                                 Kelly N. Stanley
                                                 Chris L. Talley
                                                 Leon V. Towne

         (2) Approve the ANB Corporation 1996 Directors' Stock Option Plan

                                                      Votes
                                            -----------------------
                                            For             Against
                                            ---             -------
                                         3,540,892          102,762

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

           None

       (b) No reports on Form 8-K were filed with respect to events occurring during the six months ended June 30, 1996.


                                 Page 14 of 15 Pages
________________________________________________________________________________

________________________________________________________________________________
                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1996
________________________________________________________________________________

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANB CORPORATION


Date: July 29, 1996                         BY: ____________________
                                                James R. Schrecongost

                                            President and Chief Executive
                                            Officer



Date: July 29, 1996                         BY: ____________________
                                                Larry E. Thomas

                                            Chief Financial Officer and
                                            Principal Accounting Officer



                                 Page 15 of 15 Pages
________________________________________________________________________________