Form 10-Q
period 1996-09-30
ANB CORP
filed 1996-11-14
CIK 760992

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


  September 30, 1996                           0-18925
---------------------                  ----------------------
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


-------------------------------------------------------------------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes__X__    No_____

  As of November 4, 1996 there were outstanding 4,479,485 Common Shares, $1 stated value, of the Registrant.

                            Page  1  of  15  Pages

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                               ANB CORPORATION
                                  FORM 10-Q
                              September 30, 1996

-------------------------------------------------------------------------------
                              TABLE OF CONTENTS
                              -----------------

Part I - Financial Information:

   Item 1 - Financial Statements                                   Page
                                                                   ----
            Consolidated Condensed Balance Sheet.................   3

            Consolidated Condensed Statement of Income...........   4 - 5

            Consolidated Condensed Statement of Changes in
            Stockholders' Equity.................................   6

            Consolidated Condensed Statement of Cash
            Flows................................................   7

            Notes to Consolidated Condensed Financial
            Statements...........................................   8 - 9

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........  10 - 13

Part II  -  Other Information:

   Item 6 - Exhibits and Reports on Form 8-K......................  14

Signatures........................................................  15

                            Page  2  of  15  Pages
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                               ANB CORPORATION
                                  FORM 10-Q
                      PART I.  FINANCIAL INFORMATION
                       Item 1. Financial Statements
                   CONSOLIDATED CONDENSED BALANCE SHEET
                            (Dollars in Thousands)
                                (Unaudited)

-------------------------------------------------------------------------------
                                                 September 30,  December 31,
                                                          1996          1995
                                                      --------        -------
ASSETS:
  Cash and due from banks .......................      $17,026        $23,488
  Federal funds sold.............................                      19,800
  Interest-bearing deposit accounts..............            9            248
                                                      --------        -------
    Cash and cash equivalents....................       17,035         43,536

  Securities available for sale:
    Taxable......................................       30,219         27,409
    Tax exempt...................................       44,644         43,105
                                                      --------        -------
      Total securities available for sale........       74,863         70,514

Loans:
  Loans..........................................      369,094        348,913
  Less:  Allowance for loan losses...............        2,875          2,897
                                                      --------        -------
      Net loans..................................      366,219        346,016

  Loans held for sale ...........................        1,561            129
  Premises and equipment.........................        9,405          9,577
  Federal Reserve & Federal Home Loan Bank Stock         2,713          2,661
  Other real estate..............................          382            341
  Interest receivable............................        3,935          4,081
  Goodwill and core deposit intangibles .........        4,389          4,309
  Other assets...................................        1,920          2,072
                                                      --------        -------
      Total assets...............................     $482,422       $483,236
                                                      --------        -------
                                                      --------        -------
LIABILITIES
  Deposits
    Noninterest bearing..........................      $47,504        $52,029
    Interest bearing.............................      354,913        363,322
                                                      --------        -------
      Total deposits                                   402,417        415,351
  Short-term borrowings..........................       13,102          7,749
  Federal Home Loan Bank advances................       11,000          2,395
  Interest payable...............................        1,700          1,626
  Other liabilities..............................        3,966          6,644
                                                      --------        -------
      Total liabilities..........................      432,185        433,765
                                                      --------        -------
  Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock, without par value:
    Authorized-250,000 shares, none issued
  Common stock, $1 stated value:
    Authorized-20,000,000 shares
    Issued and outstanding-4,479,485 and
      4,530,335 shares...........................        4,479          4,530
  Capital surplus................................        5,145          6,274
  Capital surplus-stock options..................          466            466
    Less: Prepaid compensation expense...........          (24)           (68)
  Retained earnings..............................       39,188         36,358
  Net unrealized gains on securities
    available for sale...........................          983          1,911
                                                      --------        -------
      Total stockholders' equity.................       50,237         49,471
                                                      --------        -------
  Total liabilities and stockholders' equity          $482,422       $483,236
                                                      --------        -------
                                                      --------        -------

                            Page  3  of  15  Pages
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                               ANB CORPORATION
                                  FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                 (Unaudited)

-------------------------------------------------------------------------------
                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                    1996      1995        1996       1995
                                    ----      ----        ----       ----
Interest Income

  Loans, including fees:
    Taxable.....................   $8,208     $7,896     $24,024    $22,457
    Tax exempt..................       24         19          82         57
  Securities held to maturity:
    Taxable.....................                 143                    425
    Tax exempt..................                 461                  1,375
  Securities available for sale:
    Taxable.....................      478        302        1,361       865
    Tax exempt..................      683        191        1,997       545
  Federal funds sold............       23        129          265       386
  Other interest
    income......................       53         56          167       157
                                   ------     ------     --------   -------
      Total interest
        income..................    9,469      9,197       27,896    26,267
                                   ------     ------     --------   -------

Interest Expense
  Deposits......................    3,903      3,990       11,657    11,075
  Short-term
    borrowings..................      131        122          320       372
  Long-term debt................      128         47          243        77
                                   ------     ------     --------   -------
     Total interest
       expense..................    4,162      4,159       12,220    11,524
                                   ------     ------     --------   -------

NET INTEREST INCOME.............    5,307      5,038       15,676    14,743
  Provision for loan
    losses......................      236        245          368       637
                                   ------     ------     --------   -------

NET INTEREST INCOME
  AFTER PROVISION FOR
    LOAN LOSSES.................    5,071      4,793       15,308    14,106


                            Page  4  of  15  Pages

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

  (continued)                  ANB CORPORATION
                                  FORM 10-Q
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                 (Unaudited)

-------------------------------------------------------------------------------
                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                   1996         1995      1996       1995
                                   ----         ----      ----       ----
Other Income:
  Trust fees.................      1,079         927      3,225      2,916
  Service charges on
    deposit accounts.........        347         348      1,008      1,012
  Other customer fees........        119          92        360        263
  Securities available
    for sale gains,
    net......................                                12          2
  Gains (losses) on
    loans held for sale:
      Realized...............         41          29        140         69
      Unrealized.............         13                    (52)
  Other operating
    income...................        124         150        426        508
                                  ------      ------     ------     ------
      Total other
        income...............      1,723       1,546      5,119      4,770
                                  ------      ------     ------     ------
Other Expenses:
  Salaries and
    employee benefits........      2,449       2,374      7,365      7,206
  Premises and
    equipment expense........        652         650      2,043      1,962
  Advertising................         95         134        355        352
  Printing, supplies
    and stationery...........        125         103        420        400
  Professional fees..........         68         109        208        266
  Deposit insurance
    premiums.................        328         104        798        522
  Goodwill and core
    deposit intangibles
    amortization.............         94          90        281        270
  Other operating
    expenses.................        707         650      2,129      1,897
                                  ------      ------     ------     ------
      Total other
        expenses.............      4,518       4,214     13,599     12,875
                                  ------      ------     ------     ------
INCOME BEFORE INCOME
  TAX EXPENSE................      2,276       2,125      6,828      6,001
    Income tax expense.......        714         701      2,194      1,900
                                  ------      ------     ------     ------
NET INCOME...................     $1,562      $1,424     $4,634     $4,101
                                  ------      ------     ------     ------
                                  ------      ------     ------     ------
Per Share
  Net income.................      $0.35       $0.31      $1.03      $0.90
  Cash dividends.............       0.15       0.125       0.40      0.335
AVERAGE SHARES
  OUTSTANDING................  4,487,365   4,553,928  4,507,736  4,559,084


                            Page  5  of  15  Pages

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                               ANB CORPORATION
                                  FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (Dollars in Thousands)
                                (Unaudited)

-------------------------------------------------------------------------------
                                                         1996         1995
                                                         ----         -----
Balance, January 1 .............................       $49,471       $44,910

Net income......................................         4,634         4,101

Cash dividends ($.40 and $.335 per share).......        (1,803)       (1,526)

Stock reacquired ...............................        (1,785)         (338)

Stock issued under dividend reinvestment
  and stock purchase plan.......................           317           129

Capital surplus allocation for compensatory
  stock options.................................            44            64

Proceeds from stock options exercised...........           205             7

Tax benefit on stock options exercised..........            82

Net change in unrealized gains on securities
  available for sale ...........................          (928)          526
                                                       -------       -------
Balance, September 30 ..........................       $50,237       $47,873
                                                       -------       -------
                                                       -------       -------


                            Page  6  of  15  Pages

-------------------------------------------------------------------------------

                               ANB CORPORATION
                                  FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
------------------------------------------------------------------------------
                                                            Nine Months Ended
                                                              September 30,
                                                           1996          1995
                                                         --------     --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income.........................................       $4,634        $4,101
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses........................          368           637
  Depreciation.....................................          810           873
  Securities amortization..........................           44           107
  Amortization of goodwill and fair value
    adjustments....................................          281           270
  Net change in:
    Loans held for sale............................       (1,484)         (204)
    Interest receivable............................          146          (362)
    Interest payable...............................           74           667
  Other adjustments................................         (127)        1,873
                                                         --------     --------
    Net cash provided by
      operating activities.........................        4,746         7,962
                                                         --------     --------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of held to maturity securities..........                    (3,287)
  Proceeds from held to maturity securities
    maturities and calls............................                     4,187
  Purchases of available for sale securities........     (18,011)      (14,912)
  Proceeds from available for sale securities
    maturities and sales............................      10,181        13,200
  Net increase in loans.............................     (20,710)      (17,595)
  Purchases of premises and equipment............           (665)         (473)
                                                         --------     --------
    Net cash used by
      investing activities..........................     (29,205)      (18,880)
                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in noninterest-bearing,
    NOW, money market and savings deposits..........     (11,988)      (11,721)
  Net increase (decrease) in certificates of
    deposits and other time deposits................        (946)       30,406
  Net increase (decrease) in short-term
    borrowings......................................       5,353        (5,779)
  Net increase in Federal Home Loan Bank advances...       8,605         1,995
  Cash dividends....................................      (1,803)         (957)
  Stock sold:
    Exercise of stock options.......................         205             7
    Dividend reinvestment and stock purchase plan...         317           129
  Stock reacquired..................................      (1,785)         (338)
                                                         --------     --------
    Net cash provided (used) by
      financing activities..........................      (2,042)       13,742
                                                         --------     --------

NET DECREASE IN CASH and CASH EQUIVALENTS                (26,501)        2,824
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD.........................................      43,536        26,950
                                                         --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD............     $17,035       $29,774
                                                         --------     --------
                                                         --------     --------

Additional Cash Flows Information:
  Interest paid.....................................     $12,146       $10,857
  Income tax paid...................................       2,370         1,680
  Dividend payable at end of period.................                       569


                              Page  7  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                              September 30, 1996
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Table Dollar Amounts in Thousands)
-------------------------------------------------------------------------------

NOTE 1--GENERAL:

  The significant accounting policies followed by ANB Corporation (Company) and its subsidiaries, American National Bank and Trust Company of Muncie,
American National Trust and Investment Management Company and Peoples Loan & Trust Bank, (Peoples) Winchester, for interim financial reporting, are consistent with the accounting policies followed for annual financial reporting. The accompanying financial statements are unaudited, however, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements. The results of operations for the nine months and three months ended September 30, 1996 are not necessarily indicative of those expected for the remainder of the year.

-------------------------------------------------------------------------------

NOTE 2--INVESTMENT SECURITIES:
                                                 1996
                         -----------------------------------------------------
                                         Gross        Gross
                         Amortized    Unrealized    Unrealized
September 30               Cost          Gains        Losses        Fair Value
------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury........   $17,448           $79           $98         $17,429
  Federal agencies.....     9,047             1           136           8,912
  State and municipal..    42,787         2,088           231          44,644
  Mortgage-backed
    securities.........     3,275                          75           3,200
  Marketable equity
    securities.........       479                                         479
  Corporate obligations       200                           1             199
                         -----------------------------------------------------
   Total investment
   securities..........   $73,236        $2,168          $541          $74,863
                         -----------------------------------------------------
                         -----------------------------------------------------

                                                 1995
                         -----------------------------------------------------
                                         Gross        Gross
                         Amortized    Unrealized    Unrealized
December 31                Cost          Gains        Losses        Fair Value
------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury........   $17,950          $226            $3         $18,173
  Federal agencies.....     4,148             8             3           4,153
  State and municipal..    40,118         3,031            44          43,105
  Mortgage-backed
    securities.........     3,744                          49           3,695
  Marketable equity
    securities.........       941                                         941
  Corporate obligations       450                           3             447
                         -----------------------------------------------------
    Total investment
      securities.......   $67,351        $3,265          $102         $70,514
                         -----------------------------------------------------
                         -----------------------------------------------------

                             Page  8  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 3--LOANS AND ALLOWANCE:
                                                 September 30,     December 31,
                                                     1996              1995
                                                  ---------         ---------
Loans
  Commercial and industrial loans................   $77,842           $75,083
  Term federal funds sold........................     3,500             8,784
  Real estate loans:
    One-to-four family properties................   142,499           134,488
    Other........................................    99,353            91,581
  Individuals' loans for household and other
    personal expenditures........................    42,298            35,736
  Tax exempt loans...............................     2,441             1,630
  Other loans....................................     1,161             1,611
                                                  ---------         ---------
      Total loans................................  $369,094          $348,913
                                                  ---------         ---------
                                                  ---------         ---------
Nonperforming loans
  Nonaccruing loans..............................    $1,228            $1,184
  Accruing loans contractually past due
    90 days or more other than nonaccruing.......       209               241
  Restructured loans.............................       670               888
                                                  ---------         ---------
      Total nonperforming loans..................    $2,107            $2,313
                                                  ---------         ---------
                                                  ---------         ---------

                                                       Nine Months Ended
                                                          September 30,
                                                     1996              1995
                                                  ---------         ---------
Allowance for loan losses
  Balances, beginning of period..................    $2,897            $2,698
  Provision for losses...........................       368               637
  Recoveries on loans............................        56               132
  Loans charged off..............................      (446)             (929)
                                                  ---------         ---------
  Balances, end of period........................    $2,875            $2,538
                                                  ---------         ---------
                                                  ---------         ---------

------------------------------------------------------------------------------

NOTE 4--DEPOSITS:
                                                  September 30,     December 31,
                                                      1996              1995
                                                  ---------         ---------
  Deposits
    Noninterest bearing..........................   $47,504           $52,029
    NOW accounts.................................    69,418            73,914
    Money market deposit accounts................    39,316            41,075
    Savings deposits.............................    27,419            28,627
    Certificates and other time deposits
      of $100,000 or more........................    57,156            55,193
    Other certificates and time deposits.........   161,604           164,513
                                                  ---------         ---------
      Total deposits.............................  $402,417          $415,351
                                                  ---------         ---------
                                                  ---------         ---------

                            Page  9  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                              September 30, 1996
------------------------------------------------------------------------------
          Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

------------------------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------
                             ---------------------
General
-------

  The following discussion and analysis is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an analysis of the financial statements alone. It should, however, be read in conjunction with the financial statements and notes inlcuded elsewhere herein. Per share amounts for 1995 have been adjusted to give effect to the 2 for 1 stock split in December 1995.

Net Income
----------

  Net income for the first nine months of 1996 was $4.634 million compared to $4.101 million for the first nine months of 1995, an increase of $533 thousand or 13.0%. Net income per share for the first nine months of 1996 was $1.03 an increase of $.13 or 14.4% from the $0.90 which was reported for the first nine months of 1995.

  Third quarter 1996 net income improved $138 thousand from the $1.424 million reported for the third quarter of 1995. Net income per share for the third quarter of 1996 was higher by $.04 per share or 12.9% when compared to third quarter 1995.

  These record results were achieved in spite of the payment of a one-time special assessment, part of federal legislation enacted to assist with the recapitalization of the Savings Association Insurance Fund.

  The Company's return on average assets for the first nine months of 1996 was 1.32%, an increase of 10 basis points over the first nine months of 1995 and a 15 basis point increase over the 1995 year ended return on average assets of 1.17%.

  Return on average equity for the first nine months of 1996 was 12.74% compared to 11.88% for the same period in 1995.

Net Interest Income
-------------------

  Net interest income is the difference between interest and fees earned on earning assets and interest paid on interest bearing liabilities. It is the largest and most critical component of the Company's earnings and is impacted by both rates and volume of earning assets and interest-bearing liabilities. The Company's net interest income, reported on a full tax equivalent basis
(FTE), increased $869 thousand or 5.5% during the nine months ended
September 30, 1996 when compared to the same nine month period last year. Total interest income, expressed on a full tax-equivalent basis, increased $1.565 million for the nine months period, while total interest expense of the Company increased $696,000. Net internest margin (FTE), expressed as a percent of earning assets, was 5.08% for the first nine months of 1996, a slight increase of 4 basis points when compared to the 5.04% net interest margin reported for the nine months ended September 30, 1995. The Company's net interest margin (FTE) for the year ended 1995 was 5.02%.


For the third quarter of 1996 net interest income (FTE) increased $249 thousand or 4.6%, when compared to the quarter ended September 30, 1995. Net interest margin for the third quarter 1996 was 5.04%.

Net interest income and margins have continued to benefit from growth in the Company's loan portfolio and the conversion of federal funds sold to the loan category of the balance sheet.

                           Page  10  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                              September 30, 1996
------------------------------------------------------------------------------
Provision for Loan Losses
-------------------------

  The Company's provision for loan losses decreased $269,000 for the nine months ended September 30, 1996 when compared to the same period in l995. For the third quarter of 1996 the provision expense was $236,000 compared to $245,000 for the third quarter of 1995. The Company recorded provision for loan loss expense based on the 1996 operating plan.

  Net chargeoffs during the first nine months of 1996 were $390,000 compared to net chargeoffs of $797,000 for the comparable period in 1995. During the first quarter of 1995 a large commercial/mortgage loan for approximately $1,193,000 was written down by $433,000 and the balance was transferred to nonaccruing loans.

Other Income and Expense
------------------------

  Other income represents income received which is not directly related to the Company's interest-earning assets, except for gains and losses on securities and loans held for sale. Excluding a $70 thousand tax refund received in 1995 for prior years Indiana gross income tax, total other income increased $419 thousand for the first nine months of 1996 when compared to the like period in 1995. Trust revenue rose by $309 thousand or 10.6%. Service charges on deposit accounts combined with other customer fees increased $93 thousand, primarily as a result of higher insurance commissions and higher fees on debit card and ATM transactions.

  Realized gains on loans sold increased $71,000 for the first nine months of 1996 over the same period in 1995, however the Company's portfolio of loans held for sale at September 30, 1996 valued at lower of cost or market resulted in unrealized losses of $52,000 being recorded.

  Security gains were $10 thousand higher and "other operating income", after considering the previously referred to tax refund, declined $12 thousand for the nine month period comparative ending September 30, 1996.

  Total other expenses increased $724 thousand in the first nine months of 1996 compared to the same period in 1995. Salaries and employee benefits for the nine months ending September 30, 1996 increased $159 thousand or 2.2%. About $98 thousand of the increase relates to greater costs for the Company's pension plan. Full time equivalent employees declined from 269 for September 1995 to 258 at September 30, 1996.

  For the nine months ended September 30, 1996 deposit insurance premiums increased $276 thousand. The Company has accrued a one-time special assessment of $589 thousand payable to the Federal Deposit Insurance Corporation as part of federal legislation enacted to assist with the recapitalization of the Savings Association Insurance Fund. A portion of this special assessment previously included in the "other operating expenses" line total at June 30, 1996 has been reclassified at September 30, 1996.

Income Taxes
------------

  Income tax expense, including both federal income tax and the Indiana franchise tax increased by $294,000 for the first nine months of 1996 over 1995. Income before income tax increased $827,000 for first nine months of 1996 over 1995. The effective tax rate for the first nine months of 1996 was 32.1% compared to 31.7% for the first nine months of 1995.

                            Page  11  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                               September 30, 1996
-----------------------------------------------------------------------
Balance Sheet
-------------

  The Company's total assets decreased $814 thousand from the level reported at year end 1995. When compared to September 30, 1995 total assets increased $20.635 million or 4.5%.

  Cash and cash equivalents decreased $26.501 million at September 30, 1996 from the level reported at December 31, 1995. Federal funds sold decreased by $19.8 million from December 31, 1995 while cash and due from banks including interest bearing deposit accounts, declined $6.701 million from the levels reported at year end.

Loans and Deposits
------------------

   Loans, excluding loans held for sale and term federal funds, were $365.594 million at September 30, 1996, an increase of $25.465 million over the year end level of $340.129 million. At September 30, 1995 loans, excluding loans held for sale and term federal funds, were $338.084 million. Growth in the Company's loan portfolio from September 30, 1995 to third quarter 1996 has been $27.510 million or 8.1%. This loan growth has occured in all major loan categories of the portfolio, with $15.295 million, or 55.6% of the total loan growth experienced during the past twelve months, having occured in the mortgage loan component of the portfolio.

  Real estate loans continue to be the largest asset category of the Company. At September 30, 1996 loans made to individuals on owner occupied property represented 29.5% of total assets and 58.9% of the Company's mortgage loan portfolio. At September 30, 1995 loans made to individuals on owner occupied property represented 29.3% of total assets and 59.8% of the Company's mortgage loan portfolio. Loans made on owner occupied property have increased
$8.011 million from year end 1995 and $6.969 million from September 30, 1995, while commercial mortgage loans have increased $7.772 million from year end 1995 and $8.326 million from September 30, 1995.

  Loan growth has been achieved under the Company's strategic plan and has been accomplished in accordance with credit policies designed to ensure continued strong asset quality.

  During the third quarter of 1996, the Company borrowed $3 million from the Federal Home Loan Bank to take advantage of market opportunities and expand the mortgage loan portfolio. As a member of the FHLB, the Company may participate in various programs for the financing of 1-4 family residential property.

  Total deposits of the Company at September 30, 1996 declined $12.934 million from levels reported at year end 1995, but were higher by $3.600 million from total deposits as reported September 30, 1995. Noninterest bearing deposits declined by $4.525 million at September 30, 1996 from year end 1995. Year end 1995 noninterest bearing deposits were higher due to temporary municipal funds being deposited, and an increased level of trust deposits. Declines in balances at September 30, 1996 for NOW accounts combined with money market deposits accounted for most of the decrease in interest bearing deposits.

Allowance for Loan Losses and Nonperforming Loans
-------------------------------------------------

  The Company's nonperforming loans, which include nonaccrual, past due 90 days, and restructured loans, decreased $206,000 from December 31, 1995. At
September 30, 1996 total nonperforming loans amounted to $2.107 million or .44% of total assets, compared to .48% at year end 1995. Total non-performing loans represented .57% of total loans at September 30, 1996 compared to .68% and .66% at September 30, 1995 and December 31, 1995 respectively.

  The allowance for loan losses at September 30, 1996 increased $22,000 from year end 1995. Loans charged off for the period ending September 30, 1996 decreased by $483,000 when compared to the same period in 1995. A large commercial loan, also secured with real estate, was written down in the amount of $433,000 during the first quarter of 1995. The allowance for loan losses equaled 136% of nonperforming loans at September 30, 1996 compared to 125% and 108% for December 31, 1995 and September 30, 1995 respectively.

  Based on the components of the loan portfolio, an analysis of historical net charge-offs, and other economic considerations, management considers the allowance for loan losses to be adequate.

                             Page  12  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                              September 30, 1996
---------------------------------------------------------------------
Liquidity and Rate Sensitivity
------------------------------

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

  The Company's loan to deposit ratio, excluding loans which are held for sale was 91% on September 30, 1996 compared to 86% at September 30, 1995.

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

Capital Resources
-----------------

  Stockholders' equity increased from $49.471 million at December 31, 1995 to $50.237 million at September 30, 1996. Book value per share was $11.21 at September 30, 1996, compared to $10.92 at year end 1995. Net unrealized gains on securities available for sale declined $928 thousand or $0.20 a share from year end 1995. Excluding net unrealized gains on securities available for sale, per share book value increased $0.50 to $11.00 for the period ended
September 30, 1996. Tangible book value per share for the Company at September 30, 1996 was $10.02 compared to $9.55 for year end 1995 and $9.44 on September 30, 1995. (Tangible book value per share is defined as total stockholders' equity less unrealized gains on securities available for sale and goodwill; divided by total outstanding shares.)

  On April 27, 1995, the Board of Directors approved a buy back program for the Company's common stock in an aggregate amount not to exceed 200,000 shares. During the first nine months of 1996 93,000 shares have been acquired under this program, with the total purchase price being $1.632 million. A total of 162,302 shares have been reacquired by the Company since the buy back program was approved.

  For the quarter ended September 30, 1996 a total of 6,441 shares were issued through the Company's Dividend Reinvestment and Stock Purchase Plan. A total of 259 shareholders or 43% of the Company's shareholders of record participate in the Plan.

  At September 30, 1996 the Company's Tier 1 risk based capital ratio was 13.68% and its leverage capital ratio was 9.49%. The Company and each of its affiliate banks currently exceed all capital requirements mandated by regulatory authorities.

                             Page  13  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                              September 30, 1996
---------------------------------------------------------------------

                          PART II. OTHER INFORMATION
                          --------------------------
Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) No reports on Form 8-K were filed with respect to events occurring during the three months ended September 30, 1996.


                          Page  14  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                             September 30, 1996
_____________________________________________________________________

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANB CORPORATION


Date:   November 5, 1996           BY: /s/ James R. Schrecongost
                                       -------------------------
                                       James R. Schrecongost
                                       President and Chief Executive Officer



Date:   November 5, 1996           BY: /s/ Larry E. Thomas
                                       -------------------
                                       Larry E. Thomas
                                       Chief Financial Officer and
                                       Principal Accounting Officer



                            Page  15  of  15  Pages