Form 10-K405
period 1996-12-31
ANB CORP
filed 1997-03-31
CIK 760992

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.  20549

                                      FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996       Commission file number 0-18925

                                   ANB CORPORATION
                               ------------------------
                (Exact name of registrant as specified in its charter)

     Indiana                                                    35-1612066
-------------------                                         -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                             Identification No.)

                     110 East Main Street, Muncie, Indiana 47305
                     -------------------------------------------
                 (Address of principal executive offices)  (Zip Code)

          Registrant's telephone number, including area code: (317) 747-7575

           Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, No-Par Value
                                   (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----
Indicate by check mark whether the registrant (1) has filed all reports required be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                           ----    ----
The aggregate market value of voting stock held by non-affiliates of the registrant (for purposes of such calculation, includes persons who are not directors, executive officers or holders of more than 10% of the registrant's common stock) based upon the average of the bid and asked prices as of March 17, 1997 was approximately $86,815,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 17, 1997:

                    Common Stock, No-Par Value - 4,496,803 shares

Documents incorporated by reference:

Portions of the Annual Report to Shareholders of ANB Corporation for the year ended December 31, 1996 are incorporated by reference into Part II.

Portions of the definitive proxy statement dated March 14, 1997 relating to the annual meeting of shareholders of ANB Corporation to be held on April 16, 1997 are incorporated by reference into Part III.

Exhibit index - page 16


                                         (1)

FORM 10-K TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
Part I

    Item  1 - Business.....................................................    3

    Item  2 - Properties..................................................    14

    Item  3 - Legal Proceedings...........................................    14

    Item  4 - Submission of Matters to a Vote of Security Holders.........    14

Part II

    Item  5 - Market For the Registrant's Common Equity and
                Related Stockholder Matters...............................    15

    Item  6 - Selected Financial Data.....................................    15

    Item  7 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................    15

    Item  8 - Financial Statements and Supplementary Data.................    15

    Item  9 - Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................    15

Part III

    Item 10 - Directors and Executive Officers of the Registrant..........    15

    Item 11 - Executive Compensation......................................    15

    Item 12 - Security Ownership of Certain Beneficial
                Owners and Management.....................................    16

    Item 13 - Certain Relationships and Related Transactions..............    16

Part IV

    Item 14 - Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K.......................................    16

Signatures      ..........................................................    19


                                         (2)

                                        PART I

ITEM 1. BUSINESS
--------------------------------------------------------------------------------
GENERAL

ANB Corporation (the "Registrant") is a multibank holding company located in Muncie, Indiana, engaged in the business of commercial banking, trust and asset management. The business of the Registrant is conducted through its financial institution and trust subsidiaries, American National Bank and Trust Company of Muncie ("American National"), American National Trust and Investment Management Company ("ANTIM") and Peoples Loan & Trust Bank ("Peoples"), which provide a broad range of financial services.

American National is a national banking association with its principal offices in Muncie, Delaware County, Indiana. American National was originally incorporated under the laws of the State of Indiana in 1918. In 1960, American National received its charter as a national banking association. Muncie Federal Savings Bank ("Muncie Federal"), a federally chartered mutual savings and loan association, was acquired by the Registrant in 1991 and converted to a savings bank. Muncie Federal and American National merged in 1993. The acquisition of Muncie Federal benefited the Registrant through an increase in market share and an expansion of its operations. The additional Muncie Federal offices allowed American National to increase the number of full service banking locations within Delaware County and to expand into Jay County, Indiana, northeast of the Registrant's home county. At December 31, 1996, American National had assets of $339.6 million, deposits of $278.8 million and stockholder's equity of $27.8 million.

The Registrant acquired Winchester Bancorporation ("Winchester") in Winchester, Indiana and its subsidiary bank, Peoples in early 1994. The Registrant acquired 100% of the outstanding common stock of Winchester for approximately $11.0 million. Peoples' customers are located primarily in Randolph, Wayne and surrounding counties. In December, 1995, The Saratoga State Bank ("Saratoga"), previously a subsidiary of the Registrant, was merged into Peoples. Saratoga was located in Saratoga, Randolph County, Indiana, immediately east of the Registrant's home county. At December 31, 1996, Peoples had assets of $147.8 million, deposits of $127.7 million and stockholder's equity of $16.0 million.

ANTIM, previously the trust department of American National, traces its history to 1900 and is the successor of The Muncie Trust Company. To capitalize on its profitable $1.2 billion trust operation, American National formed its previously wholly owned subsidiary, ANTIM, which has succeeded to American National's trust business. Ownership of ANTIM was transferred from American National to the Registrant in December, 1996. ANTIM provides trust and asset management services with offices in Anderson, Fort Wayne, Winchester and Muncie. Trust operations provide a significant source of fee income to the Registrant and in 1996 constituted 10.0% of the Registrant's total operating income.

ANB Financial Planning Services ("ANBFPS") is a wholly owned subsidiary of American National. ANBFPS offers a full range of financial planning services.

The Registrant provides its commercial banking, trust and asset management products and services through its 23 affiliated offices in six Indiana counties, and this expanded financial base has enabled it to compete with larger bank holding companies in east central Indiana.


                                         (3)

BUSINESS ACTIVITIES

American National and Peoples offer a wide range of depository, lending, fiduciary and related financial services to individual and business customers. The financial institutions offer checking and savings plans; investment accounts consisting of certificates of deposit, money market deposit accounts, IRA accounts and interest paying deposit accounts; provide lending services consisting of simple interest consumer loans, car and home improvement loans, student loans, commercial loans and mortgage loans; and offer credit cards (Master Card and Visa), safety deposit services, travelers checks, U. S. Savings Bonds, night depositories, bank by mail and automatic transfer services. Automated teller machines provide 24 hour service in Muncie, Winchester, Richmond, Portland, Farmland and Yorktown. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, employee benefit plans and corporate bond trustee accounts.

The lending philosophy of the Registrant is to develop sound loans with the resources of its subsidiary financial institutions. The subsidiaries emphasize loans to existing customers, potential customers in proximity to the branch offices and potential customers within their respective market areas. The Registrant lends almost exclusively within its market area and does not make loans to foreign countries.

The Registrant is dedicated to minimizing risk in the loan portfolio through careful pre-loan investigation, through clearly understood loan terms, through acquisition of adequate collateral and through close monitoring of loan and financial information on customer accounts. Efforts are made to avoid industry concentrations by type of business through diversification of borrowers.

EMPLOYEES

As of December 31, 1996, the Registrant and its subsidiaries had approximately 257 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

STATISTICAL INFORMATION

The following tables present statistical information with respect to the Registrant, which is not included in Registrant's 1996 Annual Report to Shareholders.


                                         (4)

LOAN PORTFOLIO

TYPES OF LOANS

The loan portfolio at the dates indicated is presented below:


December 31                                        1996         1995        1994         1993         1992
------------------------------------------------------------------------------------------------------------
                                                                      (In Thousands)
Commercial                                       $81,142     $ 75,083    $ 68,361       48,293       47,585
Bankers' acceptances and commercial paper                                                               500
Term federal funds sold                            5,500        8,784       9,969        6,260        1,863
Real estate mortgage                             243,115      226,069     211,442      159,068      175,530
Individuals' loans for household expenditures     42,507       35,736      35,495       23,790       26,820
Tax-exempt and other loans                         3,817        3,241       3,536        1,938        1,358
                                                 -----------------------------------------------------------
    Total loans                                 $376,081     $348,913    $328,803     $239,349     $253,656
                                                 -----------------------------------------------------------
                                                 -----------------------------------------------------------

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Presented in the table below are the maturities of the commercial loan portfolio and the sensitivity of the portfolio at December 31, 1996 as to predetermined or adjustable interest rates.


                                                       Within        1-5         Over
                                                       1 Year       Years       5 Years        Total
------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Fixed rate loans                                       $14,384      $ 9,720       $  914         $25,018
Variable rate loans                                     35,668       15,515        4,941          56,124
                                                      ------------------------------------------------------
    Totals                                             $50,052      $25,235       $5,855         $81,142
                                                      ------------------------------------------------------
                                                      ------------------------------------------------------
Per cent                                                61.7%        31.1%          7.2%          100.0%


Principal balances of term loans included in the 1-5 Years and Over 5 Years categories are shown based on maturity date.

RISK ELEMENTS

Nonaccrual, past due and restructured loans


December 31                                        1996         1995        1994         1993         1992
------------------------------------------------------------------------------------------------------------
                                                                      (In Thousands)
Nonaccruing loans*                                $1,326       $1,184       $2,472        $822         $640
Accruing loans contractually past due 90 days
   or more as to interest or principal payments      472          241          390         516          556
Restructured loans*                                   63          880          156         629          954


*Impaired loans for 1996 included in nonaccruing and restructured loans totaled $657 and $63, respectively.


                                         (5)

Nonaccruing loans are loans which are reclassified to a nonaccruing status when in management's judgment the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected.

Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans.

Interest income of $78,000 for the year ended December 31, 1996 was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $143,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified additional impaired loans of $517,000 as of December 31, 1996, not included in the risk element table, about which there are doubts as to the borrowers' ability to comply with present repayment terms. Loans are considered to be impaired when it becomes probable that the bank subsidiaries will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Risk elements are considered by management in determining the appropriate level of the allowance for loan losses.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31

Presented below is an analysis of the composition of the allowance for loan losses (in thousands) and per cent of loans in each category to total loans:


                                 1996              1995              1994
--------------------------------------------------------------------------------
                            Amount  Per Cent  Amount  Per Cent  Amount  Per Cent
--------------------------------------------------------------------------------
                                             (Dollars in Thousands)
Balance at December 31:

    Commercial               $1,337    21.6%    $  827   21.5%   $  867   20.8%
    Term federal funds sold             1.5               2.5              3.0
    Real estate mortgage        889    64.6        878   64.8     1,172   64.3
    Loans to individuals        581    11.3        554   10.3       481   10.8
    Tax exempt and other         23     1.0         12     .9        20    1.1
    Unallocated                 570                626              158
                            ----------------------------------------------------

    Totals                   $3,400   100.0%    $2,897  100.0%   $2,698  100.0%
                            ----------------------------------------------------
                            ----------------------------------------------------


                                         (6)

                                               1993                 1992
--------------------------------------------------------------------------------
                                          Amount    Per Cent  Amount    Per Cent
--------------------------------------------------------------------------------
                                                (Dollars in Thousands)

Balance at December 31:
    Commercial                             $  664    20.2%     $1,036    18.8%
    Bankers' acceptances and commercial               2.6
    paper purchased                                                        .2
    Term federal funds sold                   343    66.5                  .7
    Real estate mortgage                      353     9.9         555    69.2
    Loans to individuals                               .8         285    10.6
    Tax exempt and other                       81                          .5
    Unallocated                                                   260
                            ----------------------------------------------------
    Totals                                 $1,441   100.0%     $2,136   100.0%
                            ----------------------------------------------------
                            ----------------------------------------------------

LOAN LOSS CHARGE-OFF PROCEDURES

The subsidiary financial institutions have weekly loan committee meetings at which loans in excess of certain amounts are approved or disapproved and loan delinquencies, maturities and problems are reviewed.

The boards of directors of the subsidiaries receive and review reports on loans monthly, including information on new and renewed, delinquent and problem loans.

All chargeoffs are reported to and approved by the subsidiaries' boards monthly. Loans are charged off when a determination is made that all or a portion of a loan is uncollectible or as a result of examinations by regulators and the independent auditors.

PROVISION FOR LOAN LOSSES

In banking, loan losses are one of the costs of doing business. Although the financial institutions' management emphasize the early detection and chargeoff of loan losses, it is inevitable that at any time certain losses exist in the portfolio which have not been specifically identified. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses are deducted from the allowance so established. Over time, all net loan losses must be charged to earnings. During the year, an estimate of the loss experience for the year serves as a starting point in determining the appropriate level for the provision. However, the amount actually provided in any period may be greater or less than net loan losses, based on management's judgment as to the appropriate level of the allowance for loan losses. The determination of the provision in any period is based on management's continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due.


                                         (7)

SECURITIES PORTFOLIO

The carrying values of the components of the securities portfolio at the dates indicated were:


December 31                                           1996       1995     1994
--------------------------------------------------------------------------------
                                                           (In Thousands)

Available for sale(1)
    U. S. Treasury                                   $17,838   $18,173   $12,836
    Federal agencies                                   7,972     4,153     2,685
    State and municipal                               44,166    43,105     9,697
    Corporate obligations                                200       447       408
    Mortgage-backed                                    3,078     3,695
    Other securities                                     690       941       667
                                               ---------------------------------
       Total available for sale                       73,944    70,514    26,293
                                               ---------------------------------

Held to maturity
    U. S. Treasury                                                         5,579
    Federal agencies
    State and municipal                                                   27,877
    Mortgage-backed                                                        4,347
                                               ---------------------------------
       Total held to maturity                                             37,803
                                               ---------------------------------

          Total securities                           $73,944   $70,514   $64,096
                                               ---------------------------------
                                               ---------------------------------

(1) Available for sale securities are carried at market value.

The maturity distribution and average yields for the securities portfolio at December 31, 1996 were:


                                Within 1 Year          1-5 Years           5-10 Years       Over 10 Years
                             ------------------------------------------------------------------------------
                               Amount    Yield*    Amount    Yield*    Amount    Yield*    Amount    Yield*
-----------------------------------------------------------------------------------------------------------
                                                           (Dollars in Thousands)
Available for sale(2)
    U. S. Treasury             $ 6,728   6.7%      $11,035    6.3%
    Federal agencies             1,500   5.7         6,199    6.1      $   348    6.6%
    State and municipal            564   7.4         4,271    9.3       16,603    9.4      $20,700   9.5%
    Corporate obligations          100   5.7           100    5.5
    Mortgage-backed                                                        440    6.1        2,683   6.0
    Other securities               676   6.1                                                    14
                             ------------------------------------------------------------------------------

       Totals                  $ 9,568   6.5%      $21,605    6.8%     $17,391    9.2%     $23,397   9.1%
                             ----------          ----------          ----------          ----------
                             ----------          ----------          ----------          ----------

(2) Available for sale amounts shown in the maturity distribution table are at amortized cost for computation of yields.

* Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 34% rate after adjustment for effect of non-deductible interest expense attributed to such investments.


                                         (8)

DEPOSITS

The following table shows the average amount of deposits and the average rate of interest paid thereon for the years indicated.


                                        1996             1995          1994
--------------------------------------------------------------------------------
                                   Amount   Rate    Amount  Rate   Amount  Rate
--------------------------------------------------------------------------------
                                             (Dollars In Thousands)

Noninterest-bearing demand         $42,816         $ 39,780       $ 37,298
NOW accounts                        71,954   2.5%    67,742  2.4%   66,576  2.4%
Money market investment accounts    40,383   3.1     44,235  3.0    53,210  2.8
Savings                             28,174   2.5     29,277  2.6    31,710  2.6
Certificates of deposit            217,350   5.4    207,075  5.5   169,180  4.4
                                 ----------       ----------      ---------

    Totals                        $400,677         $388,109       $357,974
                                 ----------       ----------      ---------
                                 ----------       ----------      ---------

As of December 31, 1996, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                     3-6         6-12        Over
                         3 Months   Months      Months     12 Months     Total
--------------------------------------------------------------------------------
                                          (Dollars in Thousands)

Certificates of deposit   $33,513   $11,968       $7,051      $5,142    $ 57,674

Per cent                    58.1%     20.8%        12.2%        8.9%     100.0%

SHORT-TERM BORROWINGS


December 31   1996 1995 1994
--------------------------------------------------------------------------------
    (In Thousands)


Short-term borrowings
 Federal funds purchased                         $6,600
 Securities sold under repurchase agreements      7,203     $ 4,594   $ 7,397
 U. S. Treasury demand notes                      3,873       3,155     5,260
                                              ----------------------------------
    Totals                                      $17,676     $ 7,749   $12,657
                                              ----------------------------------
                                              ----------------------------------

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U. S. Treasury and Federal agencies securities.


                                         (9)

Pertinent information with respect to short-term borrowings is summarized below:

December 31                                                                           1996        1995       1994
---------------------------------------------------------------------------------------------------------------------
Weighted average interest rate on outstanding balance
    Securities sold under repurchase agreements                                         5.1%       5.3%       5.6%
    Total short-term borrowings                                                         5.9        5.2        5.9

Weighted average interest rate paid on short-term borrowings during the year            5.2        5.6        4.0

Highest amount outstanding at any month end during the year (in thousands)
    Securities sold under repurchase agreements                                      $7,203    $ 8,502    $ 8,450

    Total short-term borrowings                                                      17,676     12,933     13,283

Average short-term borrowings outstanding during the year (in thousands)              9,277      8,516      8,017

REGULATION AND SUPERVISION OF THE REGISTRANT

The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"), and is registered as such with the Board of Governors of the Federal Reserve System ("Federal Reserve"). The Registrant is examined, regulated and supervised by the Federal Reserve and is required to file annual reports and other information regarding its business and operations and the business and operations of its subsidiaries with the Federal Reserve. The Federal Reserve has the authority to issue cease-and-desist orders against a bank holding company and nonbank subsidiaries if it determines that activities of such entities represent an unsafe and unsound practice or a violation of law.

Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of voting stock of any company which is not a bank and from engaging in any activity other than managing or controlling banks. A bank holding company may, however, own shares of a company engaged in activities which the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Acquisitions by the Registrant of banks and savings associations are subject to federal and state regulation. Any acquisition by the Registrant of more than five percent of the voting stock of any bank requires prior approval of the Federal Reserve. Acquisition of savings associations is also subject to the approval of the Office of Thrift Supervision ("OTS").


                                         (10)

Federal law imposes, with certain limited exceptions, a "cross-guarantee" on the part of commonly controlled depository institutions. Under this provision, if one depository institution subsidiary of a multi-unit holding company, such as the Registrant, fails or requires Federal Deposit Insurance Corporation ("FDIC") assistance, the FDIC may assess a commonly controlled depository institution for the loss or estimated loss suffered by the FDIC. While the FDIC's claim is junior to the claims of nonaffiliated depositors, holders of secured liabilities, general creditors, and subordinated creditors, it is superior to the claims of stockholders and any affiliate of the depository institution. In addition, under Federal Reserve policy the Registrant is expected to act as a source of financial strength to, and commit resources to support, each of its affiliate banks. As a result, the Registrant may be required to commit resources to its affiliate banks in circumstances where it might not otherwise do so.

REGULATION AND SUPERVISION OF THE SUBSIDIARY BANKS

American National and ANTIM are supervised, regulated and examined by the Comptroller of the Currency. Peoples is supervised, regulated and examined by the Indiana Department of Financial Institutions and, as state non-member bank, by the FDIC. A cease and desist order may be issued by the Comptroller of the Currency against American National and by the Indiana Department of Financial Institutions and FDIC against Peoples, if the respective agency finds that the activities of such institution represents an unsafe and unsound banking practice or violation of law. In addition, under certain circumstances, the FDIC may also issue a cease-and-desist order against any subsidiary financial institution of the Registrant.

With certain exceptions, a bank, a savings and loan association, and a subsidiary or affiliate thereof, may not extend credit, lease or sell property or furnish any services or fix or vary the consideration for the foregoing on the condition that (i) the customer must obtain or provide some additional credit, property or services from, or to, any of them, or (ii) the customer may not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of credit extended.

The deposits of American National and Peoples are insured by the Bank Insurance Fund ("BIF") of the FDIC. The deposits of Muncie Federal, previously a separate entity (merged into American National in 1993), continue to be insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC has the ability to raise premiums twice per year. Effective January, 1996, the FDIC reduced insurance rates paid by banks to a range from 0 to 27 basis points for the semiannual assessment period from January 1, 1996 to June 30, 1996. Insurance premiums paid by banks to SAIF are also at a range from 0 to 27 basis points. The FDIC is authorized to make limited adjustments to the BIF rate schedule without notice or rulemaking as deemed necessary by the FDIC to maintain the BIF designated reserve ratio. Increases in the rate schedule could adversely impact, and decreases would positively impact, the Registrant and its subsidiary banks.

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval, of the bank's primary federal regulatory authority and, if the branching bank is a state bank, of the Indiana Department of Financial Institutions. Under Indiana law, American National and Peoples may branch anywhere in the state.

The Registrant is a legal entity separate and distinct from its subsidiary banks. There are various legal limitations on the extent to which the subsidiary banks can supply funds to the Registrant. The principal source of the Registrant's funds consists of dividends from its subsidiaries. State and Federal laws restrict the amount of dividends which may be paid by banks and savings associations. In addition, the subsidiary banks are subject to certain restrictions on extensions of credit to the Registrant or any of its subsidiaries, on investments in the stock or other securities of the Registrant or in any of its subsidiaries and in taking such stock or securities as collateral for loans.


                                         (11)

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") directs that each federal banking agency prescribe standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares and such other standards as the agency deems appropriate. The federal banking agencies have issued guidelines establishing standards for safety and soundness for operational and managerial standards and compensation standards, and has proposed guidelines for asset quality and earnings.

The federal banking regulators have adopted regulations to implement the prompt corrective action provisions of FDICIA, effective as of December 19, 1992. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%, and "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

"Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution as described above. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. "Significantly undercapitalized" banks are subject to one or more of a number of requirements and restrictions, including an order by the appropriate federal banking regulator to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized", make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.


                                         (12)

CAPITAL REQUIREMENTS

The Registrant and its subsidiary banks must meet certain minimum capital requirements mandated by the Federal Reserve, the Comptroller of the Currency, the FDIC and state banking regulators in Indiana. These regulatory agencies require bank holding companies and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. As of January 1, 1991, the Federal Reserve required bank holding companies to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 1996, the Registrant's leverage ratio of capital to total assets was 9.5 percent.

The Federal Reserve, the Comptroller of the Currency and the FDIC each have approved the imposition of "risk-adjusted" capital ratios on bank holding companies and financial institutions.

The Registrant and each of its subsidiaries had capital to assets ratios and risk-adjusted capital ratios at December 31, 1996 in excess of the applicable regulatory minimum requirements. The following table summarizes the Registrant's risk-adjusted capital ratios under Federal Reserve guidelines at December 31, 1996:

                                                    Registrant     Regulatory
                                                   Consolidated     Minimum
                                                      Ratio       Requirement
                                                      -----       -----------

Tier 1 Capital to Risk-Weighted Assets Ratio          13.4%            4%

Total Capital to Risk-Weighted Assets Ratio           14.4%            8%

INTERSTATE BANKING

The Riegle Community Development and Regulatory Improvement Act of 1994 ("Act") allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. Bank holding companies may acquire banks anywhere in the United States subject to certain state restrictions. Beginning on June 1, 1997, an insured bank may merge with an insured bank in another state without regard to whether such merger is prohibited by state law. Additionally, an out-of-state bank may acquire the branches of an insured bank in another state without acquiring the entire bank; provided, however, that the law of the state where the branch is located permits such an acquisition. States may permit interstate branching earlier than June 1, 1997, where both states involved with the bank merger expressly permit it by statute. Indiana permits interstate branching (both denovo and by acquisition), subject to certain conditions, as contemplated by the Act. Further, bank holding companies may merge existing bank subsidiaries located in different states into one bank.

An insured bank subsidiary may act as an agent for an affiliated bank or thrift in offering limited banking services (receive deposits, renew time deposits, close loans, service loans and receive payments on loans obligations) both within the same state and across state lines.

The Registrant cannot predict with certainty the impact of this legislation on the banking industry.


                                         (13)

ADDITIONAL MATTERS

In addition to the matters discussed above, the Registrant's affiliate banks are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve.

Additional legislation and administrative actions affecting the banking industry are being considered and in the future may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation of administrative action will be enacted or the extent to which the banking industry in general or the Registrant and its affiliate banks in particular would be affected thereby.

ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

As of December 31, 1996, the Registrant operated through twenty-three affiliated offices. American National operates eleven branch offices, nine of which are in Muncie and one in Yorktown and in Portland. Peoples operates seven full-service offices, including branches in Winchester, Saratoga, Richmond, Farmland and Lynn. Other offices are operated by ANTIM and ANBFPS. All such offices are owned by the subsidiaries with the exception of two branches of American National and two facilities of ANTIM which are leased.


ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

As a part of the ordinary course of business, the Registrant's subsidiaries are parties to lawsuits involving claims to the ownership of funds and involving the collection of delinquent accounts. All such litigation is incidental to the business of the financial institutions. Management believes that no litigation is threatened or pending in which the Registrant or its subsidiaries face potential loss or exposure which will materially affect the Registrant's stockholders' equity or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

None


                                         (14)

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
    MATTERS

Market for the Registrant's common equity and related stockholder matters included in the 1996 Annual Report to Shareholders of the Registrant on page 2 is incorporated herein by reference.

As of March 14, 1997, the Registrant had approximately 629 stockholders of record.


ITEM 6. SELECTED FINANCIAL DATA

Selected financial data under the heading "Financial Highlights" included in the 1996 Annual Report to Shareholders of the Registrant on page 3 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operation included in the 1996 Annual Report to Shareholders of the Registrant on pages 29 through 40 is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of and for the three-year period ended December 31, 1996 and the independent auditor's report included in the 1996 Annual Report to Shareholders of the Registrant on pages 8 through 28 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be provided under this item is incorporated by reference herein from pages 2 and 3 of the Registrant's definitive proxy statement dated March 14, 1997 as filed with the Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information to be provided under this item is incorporated by reference herein from pages 5 through 10 of the Registrant's definitive proxy statement dated March 14, 1997 as filed with the Commission pursuant to Regulation 14A.


                                         (15)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information to be provided under this item is incorporated by reference herein from pages 2 and 4 of the Registrant's definitive proxy statement dated March 14, 1997 as filed with the Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be provided under this item is incorporated by reference herein from page 5 of the Registrant's definitive proxy statement dated March 14, 1997 as filed with the Commission pursuant to Regulation 14A.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
    REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of the Registrant and subsidiaries are incorporated by reference in Item 8:

                                                           Annual
                                                           Report     Form 10-K
                                                            Page        Page
                                                           Number      Number
                                                           ------      ------

    Independent Auditor's Report                             8           59

    Consolidated Balance Sheet as of
    December 31, 1996 and 1995                               9           60

    Consolidated Statement of Income for the years
    ended December 31, 1996, 1995 and 1994                  10           61

    Consolidated Statement of Changes in Stockholders'
    Equity for the years ended December 31, 1996,
    1995 and 1994                                           11           62

    Consolidated Statement of Cash Flows for the years
    ended December 31, 1996, 1995 and 1994                  12           63

    Notes to Consolidated Financial Statements           13 - 28       64 - 79


   (2) All financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   (3)   Listing of Exhibits:

 Exhibit Number                      Description
 --------------      -----------------------------------------------------

    2.01             Restated and Amended Plan and Agreement of
                     Reorganization (Incorporated herein by reference to Exhibit 2.01 of Form S-1 Registration
                     Statement, Commission File No. 33-36958).

    2.02 Restated and Amended Plan of Merger-Conversion (Incorporated herein by reference to Exhibit 2.02 of Form S-1 Registration Statement, Commission File No. 33-36958).


                                         (16)

(3) Listing of Exhibits:

 Exhibit Number                      Description
 --------------      -----------------------------------------------------

    2.03 Agreement of Merger and Reorganization, as amended by Amendment and Waiver (Incorporated herein by reference to Exhibit 2.03 of the Registrant's
                     Form 8-K filed on February 4, 1994).

    3.01 Articles of Incorporation of the Registrant, as amended (Incorporated herein by reference to Exhibit 3.01 of the Registrant's 1995 Form 10-K Annual Report).

    3.02             Bylaws of the Registrant, as amended.

    3.03 Bylaw Amendments of the Registrant adopted on August 21, 1996.

    10.01 ANB Corporation Stock Option Plan (Incorporated herein by reference to Exhibit 4.3 of Form S-8 Registration Statement, Commission
                     File No. 33-95868 filed on August 18, 1995).

    10.02 Nonqualified Stock Option Plan of ANB Corporation for Former Directors of Muncie Federal Savings and Loan Association (Incorporated herein by reference to Exhibit 28 of the Registrant's Form 10-Q as of March 31, 1991).

    10.03 Agreement to Merge by and between American National Bank and Trust Company and Muncie Federal Savings Bank dated June 16, 1992 (Incorporated herein by reference to Exhibit 10.12 of the Registrant's 1992 Form 10-K Annual Report).

    10.04 1993 Amended and Restated Employment Agreement dated September 7, 1993 by and among James R. Schrecongost, ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.13 of the Registrant's 1993 Form 10-K Annual Report).

    10.05 1993 Amended and Restated Employment Agreement dated September 7, 1993 by and among Lloyd M. Townsend,
                     ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.14 of the Registrant's 1993 Form 10-K Annual Report).

    10.06 1993 Amended and Restated Employment Agreement dated September 7, 1993 by and among Larry E. Thomas,
                     ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.15 of the Registrant's 1993 Form 10-K Annual Report).

    10.07 1993 Amended and Restated Employment Agreement dated September 7, 1993 by and among David W. Spade, ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.16 of the Registrant's 1993 Form 10-K Annual Report).


                                         (17)

   (3) Listing of Exhibits:

 Exhibit Number                      Description
 --------------      -----------------------------------------------------

    10.08 1993 Amended and Restated Employment Agreement dated September 8, 1993 by and among Paul L. Sehnert, Jr., ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.17 of the Registrant's 1993 Form 10-K Annual Report).

    10.09 1994 Amended and Restated Employment Agreement dated November 30, 1994 by and among Chris L. Talley,
                     ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.19 of the Registrant's 1994 Form 10-K Annual Report).

    10.10 1994 Amended and Restated Employment Agreement dated November 30, 1994 by and among Philip R. Hirschfeld, ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.20 of the Registrant's 1994 Form 10-K Annual Report).

    10.12 ANB Corporation 1995 Stock Option Plan (Incorporated herein by reference to Exhibit 4.3 of Form S-8 Registration Statement, Commission File No. 33-95866 filed on August 18, 1995).

    10.13            ANB Corporation 1996 Directors' Stock Option Plan.

     11              Statement Re Computation of Per Share Earnings.

     13 1996 Annual Report to Shareholders of ANB Corporation (Incorporated in part into this Form 10-K by reference).

     21              Subsidiaries of the Registrant.

     23              Consent of Geo. S. Olive & Co. LLC.

     27 Financial Data Schedule (Included in electronic version only).

     99 Annual financial statements and independent auditor's report for Stock Investment Plan of ANB Corporation for the year ended December 31, 1996.

(b) During the fourth quarter of 1996, the Registrant did not file any reports on Form 8-K.

(c) See the listing of exhibits in Item 14(a)(3).

(d) No financial statement schedules are required to be submitted.


                                    (18)

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 20th day of March, 1997.

                                         ANB CORPORATION
                                          (Registrant)


                                       By:  /s/  James R. Schrecongost
                                         ----------------------------------
                                        James R. Schrecongost, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated below as of the 20th day of March, 1997.

Name                                Title
---------------------------------------------------------------------------


/s/ William L. Peterson             Chairman of the Board of Directors
------------------------------
    William L. Peterson



/s/ James R. Schrecongost           President and Director
------------------------------      (Chief Executive Officer)
    James R. Schrecongost



/s/ Larry E. Thomas                 Treasurer (Chief Financial Officer
------------------------------      and Principal Accounting Officer)
    Larry E. Thomas



/s/ Ben E. Delk                     Director
------------------------------
    Ben E. Delk



/s/ R. David Hoover                 Director
------------------------------
    R. David Hoover



/s/ Donald A. Ross                  Director
------------------------------
    Donald A. Ross


                                         (19)

Name                                Title
---------------------------------------------------------------------------


/s/ Kelly N. Stanley                Director
------------------------------
    Kelly N. Stanley



/s/ Leon V. Towne                   Director
------------------------------
    Leon V. Towne



/s/ Chris L. Talley                 Director
------------------------------
    Chris L. Talley



/s/ Madelyn K. Ferris               Director
------------------------------
    Madelyn K. Ferris


                                         (20)