Form 10-K/A
period 1996-12-31
ANB CORP
filed 1997-04-24
CIK 760992

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.  20549

                                     FORM 10-K/A

                  Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996       Commission file number 0-18925

                                   ANB CORPORATION
                          ----------------------------------
                (Exact name of registrant as specified in its charter)

         Indiana                                                35-1612066
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization                             Identification No.)

                     110 East Main Street, Muncie, Indiana 47305
                     --------------------------------------------
                 (Address of principal executive offices)  (Zip Code)

          Registrant's telephone number, including area code: (317) 747-7575

           Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, No-Par Value
                                   (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant (1) has filed all reports required be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The aggregate market value of voting stock held by non-affiliates of the registrant (for purposes of such calculation, includes persons who are not directors, executive officers or holders of more than 10% of the registrant's common stock) based upon the average of the bid and asked prices as of March 17, 1997 was approximately $86,815,000.

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

Exhibit index - page 16

This Form 10-K/A is being filed to include the annual financial statements and independent auditor's report for the Stock Investment Plan of ANB Corporation as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, not previously included in Form 10-K.

This Form 10-K/A includes the following exhibits:

              Exhibit Number                     Description
              --------------                     -----------

                   23             Consent of Geo. S. Olive & Co., LLC

                   99 Annual financial statements and independent auditor's report for Stock Investment Plan of ANB Corporation for the year ended December 31, 1996.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of April, 1997.

                                       ANB CORPORATION
                                       (Registrant)



                                       By: /s/James R. Schrecongost
                                           ---------------------------------
                                           James R. Schrecongost, President