Form 10-Q
period 1997-03-31
ANB CORP
filed 1997-05-12
CIK 760992

 _______________________________________________________________________________
|                                                                              |
|                  SECURITIES AND EXCHANGE COMMISSION                          |
|                                                                              |
|                        Washington, D.C.  20549                               |
|                                                                              |
|                               FORM 10-Q                                      |
|                                                                              |
|         Quarterly Report Pursuant to Section 13 or 15(d) of the              |
|                     Securities Exchange Act of 1934                          |
|                                                                              |
|                                                                              |
|   March 31, 1997                                        0-18925              |
|---------------------                             ----------------------      |
|For the quarter ended                             Commission file number      |
|                                                                              |
|                                                                              |
|                                    ANB CORPORATION                           |
|         ------------------------------------------------------               |
|         (Exact name of Registrant as specified in its charter)               |
|                                                                              |
|                                                                              |
|          INDIANA                                              35-1612066     |
|-------------------------------                            ------------------ |
|(State or other jurisdiction of                            (I.R.S. Employer   |
|incorporation or organization)                             Identification No.)|
|                                                                              |
|                                                                              |
|              110 East Main Street,  Muncie, Indiana   47305                  |
|              ----------------------------------------------                  |
|                  Address of principal executive offices                      |
|                                                                              |
|                                     317-747-7575                             |
|                 -----------------------------------------                    |
|                 Registrant's telephone number & area code                    |
|                                                                              |
|                                                                              |
|------------------------------------------------------------------------------|
|                                                                              |
| Indicate by check mark whether the Registrant (1) has filed all reports | |required to be filed by Section 13 or 15(d) of the Securities Exchange Act | |of 1934 during the preceding 12 months (or for such shorter period that the | |Registrant was required to file such reports), and (2) has been subject to |
|such filing requirements for the past 90 days.                                |
|                                                                              |
|                                                         Yes__X__     No_____ |
|                                                                              |
|   As of May 6, 1997 there were outstanding 4,502,705 Common Shares,          |
|$1 stated value, of the Registrant.                                           |
|                                                                              |
|                           Page  1  of  15  Pages                             |
|______________________________________________________________________________|

 _______________________________________________________________________________
|                                                                              |
|                               ANB CORPORATION                                |
|                                  FORM 10-Q                                   |
|                               March 31, 1997                                 |
|                                                                              |
|------------------------------------------------------------------------------|
|                             TABLE OF CONTENTS                                |
|                             -----------------                                |
|                                                                              |
|   Part I - Financial Information:                                            |
|                                                                              |
|      Item 1 - Financial Statements                                  Page     |
|                                                                     ----     |
|               Consolidated Condensed Balance Sheet...........   3            |
|                                                                              |
|               Consolidated Condensed Statement of Income.....   4 - 5        |
|                                                                              |
|               Consolidated Condensed Statement of Changes in                 |
|               Stockholders' Equity...........................   6            |
|                                                                              |
|               Consolidated Condensed Statement of Cash                       |
|               Flows..........................................   7            |
|                                                                              |
|               Notes to Consolidated Condensed Financial                      |
|               Statements.....................................   8 - 9        |
|                                                                              |
|      Item 2 - Management's Discussion and Analysis of                        |
|               Financial Condition and Results of Operations..  10 - 13       |
|                                                                              |
|   Part II  -  Other Information:                                             |
|                                                                              |
|      Item 6 - Exhibits and Reports on Form 8-K...............  14            |
|                                                                              |
|   Signatures.................................................  15            |
|                                                                              |
|                           Page  2  of  15  Pages                             |
|______________________________________________________________________________|

 ______________________________________________________________________________
|                               ANB CORPORATION                               |
|                                  FORM 10-Q                                  |
|                       PART I.  FINANCIAL INFORMATION                        |
|                        Item 1. Financial Statements                         |
|                    CONSOLIDATED CONDENSED BALANCE SHEET                     |
|                            (Dollars in Thousands)                           |
|                                 (Unaudited)                                 |
|-----------------------------------------------------------------------------|
|                                                    March 31,   December 31, |
|                                                        1997          1996   |
|ASSETS:                                               -------      --------  |
|   Cash and due from banks ......................     $20,658       $21,835  |
|   Federal funds sold............................                     2,475  |
|   Interest-bearing deposit accounts.............                        74  |
|                                                     --------      --------  |
|      Cash and cash equivalents..................      20,658        24,384  |
|                                                                             |
|   Securities available for sale:                                            |
|      Taxable....................................      27,036        29,778  |
|      Tax exempt.................................      42,370        44,166  |
|                                                     --------      --------  |
|       Total securities available for sale.......      69,406        73,944  |
|                                                                             |
|   Loans:                                                                    |
|      Loans......................................     375,582       376,081  |
|        Allowance for loan losses................     (3,334)       (3,400)  |
|                                                     --------      --------  |
|       Net loans.................................     372,248       372,681  |
|                                                                             |
|   Loans held for sale ..........................          41           204  |
|   Premises and equipment........................       9,533         9,345  |
|   Federal Reserve & Federal Home Loan Bank Stock       3,053         2,713  |
|   Other real estate.............................         523           516  |
|   Interest receivable...........................       3,730         4,159  |
|   Goodwill and core deposit intangibles ........       4,212         4,306  |
|   Other assets..................................       1,844         1,595  |
|                                                     --------      --------  |
|       Total assets..............................    $485,248      $493,847  |
|                                                     ========      ========  |
|LIABILITIES                                                                  |
|   Deposits                                                                  |
|      Noninterest bearing........................     $46,784       $50,256  |
|      Interest bearing...........................     348,821       355,589  |
|                                                     --------      --------  |
|       Total deposits                                 395,605       405,845  |
|   Short-term borrowings.........................      13,104        17,676  |
|   Federal Home Loan Bank advances...............      19,000        14,000  |
|   Interest payable..............................       1,580         1,391  |
|   Other liabilities.............................       3,671         3,594  |
|                                                     --------      --------  |
|       Total liabilities.........................     432,960       442,506  |
|                                                     --------      --------  |
|   Commitments and contingent liabilities                                    |
|                                                                             |
|STOCKHOLDERS' EQUITY                                                         |
|   Preferred stock, without par value:                                       |
|      Authorized-250,000 shares, none issued                                 |
|   Common stock, $1 stated value:                                            |
|      Authorized-20,000,000 shares                                           |
|      Issued and outstanding-4,502,705 and                                   |
|        4,490,556 shares.........................       4,503         4,491  |
|   Capital surplus...............................       7,072         6,930  |
|   Capital surplus-stock options.................         397           397  |
|   Retained earnings.............................      39,348        38,325  |
|   Net unrealized gains on securities                                        |
|      available for sale.........................         968         1,198  |
|                                                     --------      --------  |
|       Total stockholders' equity................      52,288        51,341  |
|                                                     --------      --------  |
|       Total liabilities and stockholders' equity    $485,248      $493,847  |
|                                                     ========      ========  |
|                           Page  3  of  15  Pages                            |
|_____________________________________________________________________________|

 _______________________________________________________________________________
|                                ANB CORPORATION                               |
|                                   FORM 10-Q                                  |
|                    CONSOLIDATED CONDENSED STATEMENT OF INCOME                |
|                 (Dollars in Thousands, Except Per Share Amounts)             |
|                                  (Unaudited)                                 |
|------------------------------------------------------------------------------|
|                                                            Three Months Ended|
|                                                                 March 31,    |
|                                                            1997        1996  |
|Interest Income                                             ----        ----  |
|   Loans, including fees:                                                     |
|      Taxable............................................  $8,271      $7,856 |
|      Tax exempt.........................................      26          23 |
|   Securities available for sale:                                             |
|      Taxable............................................     436         417 |
|      Tax exempt.........................................     644         645 |
|   Federal funds sold....................................      54         187 |
|   Other interest                                                             |
|      income.............................................      43          62 |
|       Total interest                                      ------      ------ |
|          income.........................................   9,474       9,190 |
|                                                           ------      ------ |
|Interest Expense                                                              |
|   Deposits..............................................   3,715       3,938 |
|   Short-term                                                                 |
|      borrowings.........................................     122          88 |
|   FHLB advances.........................................     253          41 |
|       Total interest                                      ------      ------ |
|          expense........................................   4,090       4,067 |
|                                                           ------      ------ |
|NET INTEREST INCOME......................................   5,384       5,123 |
|   Provision for loan                                                         |
|      losses.............................................     277          66 |
|                                                           ------      ------ |
|NET INTEREST INCOME                                                           |
|   AFTER PROVISION FOR                                                        |
|      LOAN LOSSES........................................   5,107       5,057 |
|                                                                              |
|                                                                              |
|                           Page  4  of  15  Pages                             |
|______________________________________________________________________________|

 _____________________________________________________________________________
|(continued)                    ANB CORPORATION                              |
|                                  FORM 10-Q                                 |
|                  CONSOLIDATED CONDENSED STATEMENT OF INCOME                |
|                (Dollars in Thousands, Except Per Share Amounts)            |
|                                 (Unaudited)                                |
|----------------------------------------------------------------------------|
|                                                        Three Months Ended  |
|                                                             March 31,      |
|                                                        1997          1996  |
|                                                        ----          ----  |
|Other Income:                                                               |
|   Trust fees....................................       1,175         1,037 |
|   Service charges on                                                       |
|     deposit accounts............................         328           324 |
|   Other customer fees...........................         106           102 |
|   Securities available                                                     |
|      for sale gains,                                                       |
|      net........................................           6            12 |
|   Gains (losses) on                                                        |
|      loans held for sale:                                                  |
|       Realized............................                21            64 |
|       Unrealized................................                       (43)|
|   Other operating                                                          |
|      income.....................................         136           166 |
|       Total other                                     ------        ------ |
|          income.................................       1,772         1,662 |
|                                                       ------        ------ |
|Other Expenses:                                                             |
|   Salaries and                                                             |
|      employee benefits..........................       2,456         2,424 |
|   Premises and                                                             |
|      equipment expense..........................         712           696 |
|   Advertising...................................         124           116 |
|   Printing, supplies                                                       |
|      and stationery.............................         137           169 |
|   Professional fees.............................         114            60 |
|   Deposit insurance                                                        |
|      premiums...................................           5           231 |
|   Goodwill and core                                                        |
|      deposit intangibles                                                   |
|     amortization................................          94            89 |
|   Other operating                                                          |
|      expenses...................................         688           683 |
|       Total other                                     ------        ------ |
|        expenses.................................       4,330         4,468 |
|                                                       ------        ------ |
|INCOME BEFORE INCOME                                                        |
|  TAX EXPENSE.................................          2,549         2,251 |
|     Income tax expense..........................         846           726 |
|                                                       ------        ------ |
|NET INCOME.......................................      $1,703        $1,525 |
|                                                       ======        ====== |
|Per Share                                                                   |
|   Net income....................................       $0.38         $0.34 |
|   Cash dividends................................       $0.15        $0.125 |
|AVERAGE SHARES                                                              |
|   OUTSTANDING...................................   4,492,565     4,523,506 |
|                                                                            |
|                           Page  5  of  15  Pages                           |
|____________________________________________________________________________|

 _______________________________________________________________________________
|                                ANB CORPORATION                               |
|                                   FORM 10-Q                                  |
|      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY     |
|                              (Dollars in Thousands)                          |
|                                   (Unaudited)                                |
|______________________________________________________________________________|
|                                                                              |
|                                                              1997      1996  |
|                                                              ----      ----  |
|Balance, January 1 .....................................    $51,341   $49,471 |
|                                                                              |
|Net income.......................................             1,703     1,525 |
|                                                                              |
|Cash dividends ($.15 and $.125 per share).........             (675)     (565)|
|                                                                              |
|Stock reacquired ................................               (60)     (367)|
|                                                                              |
|Stock issued under dividend reinvestment                                      |
|   and stock purchase plan........................              112       106 |
|                                                                              |
|Capital surplus allocation for compensatory                                   |
|   stock options..................................                         19 |
|                                                                              |
|Proceeds from stock options exercised............                54        35 |
|                                                                              |
|Tax benefit on stock options exercised...........                43           |
|                                                                              |
|Net change in unrealized gains on securities                                  |
|  available for sale ............................              (230)     (506)|
|                                                            -------   ------- |
|Balance, March 31 ......................................    $52,288   $49,718 |
|                                                            =======   ======= |
|                                                                              |
|                           Page  6  of  15  Pages                             |
|______________________________________________________________________________|

 ______________________________________________________________________________
|                              ANB CORPORATION                                |
|                                 FORM 10-Q                                   |
|               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS                |
|                           (Dollars in Thousands)                            |
|                                (Unaudited)                                  |
|_____________________________________________________________________________|
|                                                        Three Months Ended   |
|                                                             March 31,       |
|                                                         1997          1996  |
|CASH FLOW FROM OPERATING ACTIVITIES:                     ----          ----  |
|   Net income......................................    $1,703        $1,525  |
|Adjustments to reconcile net income to net cash                              |
|   provided by operating activities:                                         |
|   Provision for loan losses.......................       277            66  |
|   Depreciation....................................       293           285  |
|   Securities amortization.........................        12            22  |
|   Amortization of goodwill and fair value                                   |
|     adjustments...................................        94            89  |
|   Net change in:                                                            |
|      Loans held for sale..........................       163        (1,673) |
|      Interest receivable..........................       429           303  |
|      Interest payable.............................       189            96  |
|   Other adjustments...............................      (292)       (1,372) |
|      Net cash provided (used)                          -----         -----  |
|       by operating activities.....................     2,868          (659) |
|                                                        -----         -----  |
|CASH FLOW FROM INVESTING ACTIVITIES:                                         |
|   Purchases of available for sale securities......    (1,899)      (10,129) |
|   Proceeds from available for sale securities                               |
|      maturities and sales.........................     6,009         3,621  |
|   Net increase in loans...........................       156           589  |
|   Purchases of premises and equipment.............      (479)         (250) |
|   Acquisition costs, net of cash acquired.........                    (375) |
|      Net cash provided (used)                         ------        ------  |
|        by investing activities.....................    3,787        (6,544) |
|                                                       ------        ------  |
|CASH FLOWS FROM FINANCING ACTIVITIES:                                        |
|   Net decrease in noninterest-bearing,                                      |
|      NOW, money market and savings deposits........   (4,496)      (10,895) |
|   Net decrease in certificates of                                           |
|      deposits and other time deposits..............   (5,744)       (6,821) |
|   Net increase (decrease) in short-term                                     |
|      borrowings....................................   (4,572)          386  |
|   Net increase in Federal Home Loan Bank advances.     5,000                |
|   Cash dividends..................................      (675)         (565) |
|   Stock sold:                                                               |
|      Exercise of stock options.....................       54            35  |
|      Dividend reinvestment and stock purchase plan       112           106  |
|   Stock reacquired................................       (60)         (367) |
|      Net cash used by                                 ------        ------  |
|       financing activities........................   (10,381)      (18,121) |
|                                                       ------        ------  |
|NET DECREASE IN CASH and CASH EQUIVALENTS              (3,726)      (25,324) |
|CASH AND CASH EQUIVALENTS, BEGINNING                                         |
|   OF PERIOD.......................................    24,384        43,536  |
|                                                      -------       -------  |
|CASH AND CASH EQUIVALENTS, END OF PERIOD..........    $20,658       $18,212  |
|                                                      =======       =======  |
|Additional Cash Flows Information:                                           |
|   Interest paid...................................    $3,901        $3,970  |
|   Income tax paid.................................       285           190  |
|                                                                             |
|                                                                             |
|                           Page  7  of  15  Pages                            |
|_____________________________________________________________________________|

 ______________________________________________________________________________
|                                 ANB CORPORATION                              |
|                                   FORM 10-Q                                  |
|                                 March 31, 1997                               |
|               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS           |
|                      (Table Dollar Amounts in Thousands)                     |
|------------------------------------------------------------------------------|
|                                                                              |
|NOTE 1--GENERAL:                                                              |
|                                                                              |
| The significant accounting policies followed by ANB Corporation (Company) | |and its subsidiaries, American National Bank and Trust Company of Muncie, | |American National Trust and Investment Management Company and Peoples Loan & |
|Trust Bank, (Peoples) Winchester, for interim financial reporting, are        |
|consistent with the accounting policies followed for annual financial         |
|reporting.  The accompanying financial statements are unaudited, however,     |
|all adjustments, consisting only of normal recurring adjustments, which       |
|are, in the opinion of management necessary for a fair presentation of        |
|the results for the periods reported, have been included in the accompanying | |consolidated condensed financial statements. The results of operations for | |the three months ended March 31, 1997 are not necessarily indicative of those |
|expected for the remainder of the year.                                       |
|                                                                              |
|------------------------------------------------------------------------------|
|                                                                              |
|NOTE 2--INVESTMENT SECURITIES:                                                |
|                                                   1997                       |
|                            --------------------------------------------------|
|                                           Gross          Gross               |
|                            Amortized   Unrealized     Unrealized       Fair  |
|March 31                       Cost        Gains         Losses         Value |
|------------------------------------------------------------------------------|
|Available for sale:                                                           |
|   U.S. Treasury........     $16,880           $45          $106       $16,819|
|   Federal agencies....        6,747                         144         6,603|
|   State and municipal.       40,515         2,000           145        42,370|
|   Mortgage-backed                                                            |
|      securities........       2,957                          47         2,910|
|   Marketable equity                                                          |
|      securities........         605                                       605|
|   Corporate obligation.         100                           1            99|
|                             -------------------------------------------------|
|      Total investment                                                        |
|       securities.......     $67,804        $2,045          $443       $69,406|
|                             =================================================|
|                                                                              |
|                                                                              |
|                                                   1996                       |
|                            --------------------------------------------------|
|                                           Gross          Gross               |
|                            Amortized   Unrealized     Unrealized       Fair  |
|December 31                    Cost        Gains         Losses         Value |
|------------------------------------------------------------------------------|
|Available for sale:                                                           |
|   U.S. Treasury........     $17,763          $106           $31       $17,838|
|   Federal agencies....        8,047             3            78         7,972|
|   State and municipal.       42,138         2,178           150        44,166|
|   Mortgage-backed                                                            |
|      securities........       3,123                          45         3,078|
|   Marketable equity                                                          |
|      securities........         690                                       690|
|   Corporate obligation.         200                                       200|
|                             -------------------------------------------------|
|      Total investment                                                        |
|       securities.......     $71,961        $2,287          $304       $73,944|
|                             =================================================|
|                                                                              |
|                                                                              |
|                                                                              |
|                           Page  8  of  15  Pages                             |
|______________________________________________________________________________|

 _______________________________________________________________________________
|                               ANB CORPORATION                                |
|                                  FORM 10-Q                                   |
|             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS             |
|                                                                              |
|------------------------------------------------------------------------------|
|                                                                              |
|NOTE 3--LOANS AND ALLOWANCE:                                                  |
|                                                      March 31,  December 31, |
|                                                         1997          1996   |
|Loans                                                    ----          ----   |
|   Commercial and industrial loans...............      $82,089       $81,142  |
|   Term federal funds sold.......................        3,625         5,500  |
|   Real estate loans:                                                         |
|      One-to-four family properties...............     146,073       144,749  |
|      Other.......................................      98,526        98,366  |
|   Individuals' loans for household and other                                 |
|      personal expenditures.......................      41,910        42,507  |
|   Tax exempt loans..............................        2,551         2,432  |
|   Other loans...................................          808         1,385  |
|                                                      --------      --------  |
|         Total loans..............................    $375,582      $376,081  |
|                                                      ========      ========  |
|Nonperforming loans                                                           |
|   Nonaccruing loans.............................         $942        $1,326  |
|   Accruing loans contractually past due                                      |
|      90 days or more other than nonaccruing......          73           472  |
|   Restructured loans............................          571            63  |
|                                                        ------        ------  |
|         Total nonperforming loans................      $1,586        $1,861  |
|                                                        ======        ======  |
|                                                                              |
|                                                         Three Months Ended   |
|                                                              March 31,       |
|                                                         1997          1996   |
|Allowance for loan losses                               ------        ------  |
|   Balances, beginning of period.................       $3,400        $2,897  |
|   Provision for losses..........................          277            66  |
|   Recoveries on loans...........................          138            31  |
|   Loans charged off.............................         (481)          (90) |
|                                                        ------        ------  |
|   Balances, end of period.......................       $3,334        $2,904  |
|                                                        ======        ======  |
|------------------------------------------------------------------------------|
|                                                                              |
|NOTE 4--DEPOSITS:                                                             |
|                                                      March 31,  December 31, |
|                                                         1997          1996   |
|   Deposits                                              ----          ----   |
|      Noninterest bearing.........................     $46,784       $50,256  |
|      NOW accounts................................      73,895        75,174  |
|      Money market deposit accounts...............      37,133        37,751  |
|      Savings deposits............................      27,600        26,727  |
|      Certificates and other time deposits                                    |
|       of $100,000 or more.......................       49,348        57,674  |
|      Other certificates and time deposits........     160,845       158,263  |
|                                                      --------      --------  |
|         Total deposits...........................    $395,605      $405,845  |
|                                                      ========      ========  |
|                                                                              |
|                           Page  9  of  15  Pages                             |
|______________________________________________________________________________|

 ______________________________________________________________________________
|                               ANB CORPORATION                                |
|                                 FORM 10-Q                                    |
|                               March 31, 1997                                 |
|------------------------------------------------------------------------------|
|           Item 2. Management's Discussion and Analysis of Financial          |
|                             Condition and Results of Operations              |
|------------------------------------------------------------------------------|
|                           RESULTS OF OPERATIONS                              |
|General                    =====================                              |
|-------                                                                       |
|                                                                              |
|   The following discussion and analysis is designed to provide a more        |
|comprehensive review of the operating results and financial position than | |could be obtained from an analysis of the financial statements alone. It | |should, however, be read in conjunction with the financial statements and |
|notes included elsewhere herein.                                              |
|                                                                              |
|Net Income                                                                    |
|----------                                                                    |
|                                                                              |
| Net income for the first three months of 1997 was $1.703 million compared | |to $1.525 million for the first three months of 1996, an increase of $178 | |thousand or 11.7%. Net income per share for the first three months of 1997 | |was $.38, an increase of $.04 or 11.8% from the $0.34 which was reported for |
|the first three months of 1996.                                               |
|                                                                              |
| The Company's return on average assets for the first three months of 1997 | |was 1.43%, an increase of 11 basis points over the first three months of | |1996 and a 16 basis point improvement over the 1996 year ended return on |
|average assets of 1.27%.                                                      |
|                                                                              |
|   Return on average equity for the first three months of 1997 was 13.62%     |
|compared to 12.80% for the same period in 1996.                               |
|                                                                              |
| Factors which impacted the Company's net income during the first three | |months of 1997 are discussed in the "Net Interest Income" and "Other Income |
|and Expense" sections.                                                        |
|                                                                              |
|Net Interest Income                                                           |
|-------------------                                                           |
|                                                                              |
| Net interest income is the difference between interest and fees earned | |on earning assets and interest paid on interest bearing liabililties. It | |is the largest and most critical component of the Company's earnings and | |is impacted by both rates and volume of earning assets and interest-bearing | |liabilities. The Company's net interest income, reported on a full tax | |equivalent basis (FTE), increased $227 thousand or 4.17% during the three | |months ended March 31, 1997 when compared to the same three month period |
|last year.  For the quarter ended March 31, 1997 total interest income,       |
|expressed as on a full tax equivalent basis, increased by $250 thousand       |
|when compared to first quarter of 1996. Total interest expense of the         |
|Company increased only $23 thousand from the amount reported for first        |
|quarter 1996.                                                                 |
|                                                                              |
|   Net interest margin (FTE) expressed as a percent of earning assets,        |
|was 5.08% for the first three months of 1997. There was no change in the | |level of net interest margin (FTE) for the quarter ended March 31, 1997, |
|when compared to the same period for 1996.  The Company's net interest        |
|margin (FTE) has exceeded the 5.00% level at year end for both 1995           |
|and 1996.                                                                     |
|                                                                              |
|   Higher net interest income and continuing net interest margins (FTE)       |
|in excess of the 5.00% level can in part be attributable to the increased     |
|loan volume generated.  Opportunities to make quality loans continue to       |
|exist, thereby providing future growth in the loan portfolio and the          |
|resulting loan interest income component of total interest income.            |
|                                                                              |
|                                                                              |
|                           Page  10  of  15  Pages                            |
|______________________________________________________________________________|

 _______________________________________________________________________________
|                               ANB CORPORATION                                |
|                                  FORM 10-Q                                   |
|                                March 31, 1997                                |
|------------------------------------------------------------------------------|
|Provision for Loan Losses                                                     |
|-------------------------                                                     |
|                                                                              |
| The Company's provision for loan losses expense increased $211 thousand | |for the three months ended March 31, 1997 when compared to the same period |
|in 1996.  For the first quarter of 1997 the provision was $277 thousand       |
|compared to $66 thousand for the first quarter of 1996.  The Company          |
|recorded provision for loan loss expense based on the 1997 operating plan.    |
|                                                                              |
| Net charge-offs during the first three months of 1997 were $343 thousand | |compared to net charge-offs of $59 thousand for the comparable period in | |1996. During the first quarter of 1997, a large commercial loan for approxi- | |mately $725 thousand was written down by $379 thousand and the balance was |
|transferred to nonaccruing loans.                                             |
|                                                                              |
|Other Income and Expense                                                      |
|------------------------                                                      |
|                                                                              |
|   Other income represents income received which is not directly related      |
|to the Company's interest-earning assets, except for gains and losses         |
|on securities and loans held for sale.  Total other income increased          |
|$110 thousand for the quarter ended March 31, 1997 when compared to the       |
|first quarter a year ago.  Fees generated from fiduciary activities           |
|increased by $138 thousand. Service charges on deposit accounts combined      |
|with other customer fees were $8 thousand higher while security gains         |
|declined $6 thousand for first quarter 1997 over 1996.  "Other operating      |
|income" declined by $30 thousand for first quarter 1997 over 1996. For        |
|1996 "other operating income" included a recovery of a prior period loss      |
|amounting to approximately $38 thousand.                                      |
|                                                                              |
| Total other expenses declined $138 thousand in the first three months of | |1997 compared to the same period in 1996. Salaries and employee benefits | |for the three months ending March 31, 1997 increased $32 thousand or 1.3%. | |Full time equivalent employees at March 31, 1997 were 257 down 2 from the |
|259 reported at first quarter end in 1996.                                    |
|                                                                              |
| Professional fees for first quarter of 1997 were higher by $54 thousand | |when compared to first quarter 1996. For 1997 professional fees relating |
|to the Company's purchase of two existing branches, including deposits        |
|and real estate, increased this category.  In addition matters requiring      |
|outside legal and accounting expertise increased in first quarter 1997        |
|when compared to first quarter 1996.                                          |
|                                                                              |
|   Deposit insurance expense declined from $231 thousand for the first        |
|quarter of 1996 to only $5 thousand for first quarter 1997, a reduction       |
|of $226 thousand.  In 1996 the Company, anticipating a special Federal        |
|Deposit Insurance Corporation (FDIC) assessment on Savings Association        |
|Insurance Fund ("SAIF") deposits which it had acquired in 1991, had expensed | |$165 thousand for this one-time non-recuring special item. In addition, |
|for 1997, the FDIC lowered the rate assessed on deposits insured by the       |
|Bank Insurance Fund.                                                          |
|                                                                              |
|Income Taxes                                                                  |
|------------                                                                  |
|                                                                              |
| Income tax expense, including both federal income tax and the Indiana | |franchise tax increased by $120 thousand for the first three months of 1997 | |over 1996. Income before income tax increased $298 thousand for the first | |three months of 1997 over 1996. The effective tax rate for the first three | |months of 1997 was 33.2% compared to 32.3% for the first three months of 1996.|
|                                                                              |
|                           Page  11  of  15  Pages                            |
|______________________________________________________________________________|

 _______________________________________________________________________________
|                               ANB CORPORATION                                |
|                                  FORM 10-Q                                   |
|                                March 31, 1997                                |
|------------------------------------------------------------------------------|
|Balance Sheet                                                                 |
|-------------                                                                 |
|                                                                              |
|   The Company's total assets decreased $8.599 million from the level         |
|reported at year end 1996.  When compared to March 31, 1996 total assets      |
|have increased $21.159 million or 4.6%.  For the first quarter in 1997        |
|average assets were $483.677 million compared to $464.018 million for the     |
|first quarter of 1996.                                                        |
|                                                                              |
|   Cash and cash equivalents decreased $3.726 million at March 31, 1997       |
|from the level reported at December 31, 1996.  Federal funds sold decreased   |
|by $2.475 million from December 31, 1996 while cash and due from banks,       |
|including interest bearing deposit accounts, declined $1.251 million from     |
|the levels reported at year end.                                              |
|                                                                              |
|Loans and Deposits                                                            |
|------------------                                                            |
|                                                                              |
|   Loans, excluding loans held for sale and term federal funds, were $371.957 |
|million at March 31, 1997, an increase of $1.376 million over the year        |
|end level of $370.581 million. At March 31, 1996, loans, excluding loans | |held for sale and term federal funds, were $343.038 million. Growth in the |
|Company's loan portfolio from March 31, 1996 to first quarter 1997 has        |
|been $28.919 million or 8.4%.  This loan growth has occured in all major      |
|categories of the portfolio, with $19.391 million, or 67% of the total        |
|growth experienced during the past twelve months, having occured in the       |
|mortgage loan component of the loan portfolio.                                |
|                                                                              |
|   Real estate loans continue to be the largest asset category of the Company.|
|At March 31, 1997 loans made to individuals on owner occupied property        |
|represented 30.1% of total assets and 59.7% of the Company's mortgage loan | |portfolio. At March 31, 1996 loans made to individuals on owner occupied | |property represented 28.6% of total assets and 59% of the Company's mortgage | |loan portfolio. Loans made on owner occupied property have increased $1.324 | |million from year end 1996 and $13.256 million from March 31, 1996, while | |commercial mortgage loans have increased $6.135 million for the time period |
|beginning March 31, 1996 and ending March 31, 1997.                           |
|                                                                              |
|   Loan growth has been achieved under the Company's strategic plan and has   |
|been accomplished in accordance with credit policies designed to ensure       |
|continued strong asset quality.                                               |
|                                                                              |
| Total deposits of the Company at March 31, 1997 declined $10.240 million | |from levels reported at year end 1996. Noninterest-bearing deposits declined | |by $3.472 million at March 31, 1997 as measured against year end. Year end | |noninterest-bearing deposits were higher due to temporary municipal funds |
|being deposited.  Certificates of deposit written for $100 thousand or        |
|more decreased $8.326 million from the level at year end.  All other          |
|categories of interest-bearing deposits combined, increased $1.558 million | |for the quarter ended March 31, 1997 when compared to December 31, 1996. |
|                                                                              |
|   During the first quarter of 1997, the Company increased its borrowings     |
|from the Federal Home Loan Bank by $5 million from the amount reported        |
|for year end 1996.  Short-term borrowings consisting of daily federal         |
|funds and repurchase agreements declined by $4.572 from the level reported    |
|at year end.                                                                  |
|                                                                              |
|Allowance for Loan Losses and Nonperforming Loans                             |
|-------------------------------------------------                             |
|                                                                              |
|   The Company's nonperforming loans, which include nonaccrual, past due      |
|90 days, and restructured loans, decreased $275 thousand from year end        |
|1996.  At March 31, 1997 total nonperforming loans amounted to $1.586 million |
|or .33% of total assets, compared to .38% at year end 1996.  Total non-       |
|performing loans represented .42% of total loans at March 31, 1997            |
|compared to .65% and .49% at March 31, 1996 and December 31, 1996             |
|respectively.                                                                 |
|                                                                              |
| The allowance for loan losses at March 31, 1997 decreased $66 thousand | |from year end 1996. Loans charged off for the period ending March 31, 1997 | |increased by $391 thousand when compared to the same period in 1996. A large | |commercial loan was written down by $379 thousand and the balance transferred | |to nonaccruing during the first quarter of 1997. The allowance for loan | |losses equaled 210% of nonperforming loans at March 31, 1997 compared to |
|183% and 128% for December 31, 1996 and March 31, 1996 respectively.          |
|                                                                              |
| Based on the components of the loan portfolio, an analysis of historical | |net charge-offs, and other economic considerations, management considers |
|the allowance for loan losses to be adequate.                                 |
|                                                                              |
|                           Page  12  of  15  Pages                            |
|______________________________________________________________________________|

________________________________________________________________________________
|                               ANB CORPORATION                                |
|                                  FORM 10-Q                                   |
|                                March 31, 1997                                |
|------------------------------------------------------------------------------|
|Liquidity and Rate Sensitivity                                                |
|------------------------------                                                |
|                                                                              |
| The Company manages liquidity by closely monitoring the funds available | |to meet the financial needs and credit demands of its customer base. The |
|Company expects to have adequate funds available to satisfy loan demand       |
|as provided through both deposit growth and net income. Additionally the | |Company has established federal funds lines with correspondent banks and |
|may borrow from the Federal Reserve Bank or the Federal Home Loan Bank.       |
|                                                                              |
|   The Company's loan to deposit ratio, excluding loans which are held for    |
|sale was 94% on March 31, 1997 compared to 87% at March 31, 1996.             |
|                                                                              |
|   The Company's interest rate sensitivity position is influenced by the      |
|various maturities of its interest earning assets and interest bearing        |
|liabilities. The Company monitors its maturity distribution of assets and | |liabilities to ensure an adequate balance is maintained. Company policy | |requires management to keep rate sensitivity positions within pre-established |
|guidelines, so as to control the interest rate risk exposure.                 |
|                                                                              |
|   The Company is liability sensitive at the one-year time frame, indicating  |
|that net interest income could be adversely impacted during periods of        |
|increasing interest rates, since rate sensitive liabilities would be          |
|repricing at a more rapid rate than interest sensitive assets. The Company | |measures the impact of changes in interest rates on a regular basis. During | |recent years the Company has steadily increased its net interest income and |
|resulting fully taxable equivalent net interest margin.                       |
|                                                                              |
|Capital Resources                                                             |
|-----------------                                                             |
|                                                                              |
|   Stockholders' equity increased from $51.341 million at December 31, 1996   |
|to $52.288 million at March 31, 1997.  Book value per share was $11.61        |
|at March 31, 1997, compared to $11.43 at year end 1996.  Net unrealized       |
|gains on securities available for sale declined $230 thousand or $0.05 a      |
|share from year end 1996. Excluding net unrealized gains on securities        |
|available for sale, per share book value increased $0.23 to $11.40 for the    |
|period ended March 31, 1997.  Tangible book value per share for the           |
|Company at March 31, 1997 was $10.46 compared to $10.21 for year end 1996 | |and $9.71 on March 31, 1996. (Tangible book value per share is defined as | |total stockholders' equity less unrealized gains on securities available for |
|sale and goodwill; divided by total outstanding shares.)                      |
|                                                                              |
|   For the quarter ended March 31, 1997 a total of 5,902 shares were          |
|issued through the Company's Dividend Reinvestment and Stock Purchase Plan. | |A total of 286 shareholders or 45% of the Company's shareholders of record |
|participate in the Plan.                                                      |
|                                                                              |
|  At March 31, 1997 the Company's Tier 1 risk based capital ratio was         |
|14.00% and its leverage capital ratio was 9.82%.  The Company and each        |
|of its affiliate banks currently exceed all capital requirements mandated     |
|by regulatory authorities.                                                    |
|                                                                              |
|                           Page  13  of  15  Pages                            |
|______________________________________________________________________________|

 _______________________________________________________________________________
|                               ANB CORPORATION                                |
|                                  FORM 10-Q                                   |
|                                March 31, 1997                                |
|------------------------------------------------------------------------------|
|                                                                              |
|                          PART II. OTHER INFORMATION                          |
|                          --------------------------                          |
|Item 6.  Exhibits and Reports on Form 8-K                                     |
|                                                                              |
|           (a) Exhibits                                                       |
|                                                                              |
|               Exhibit 27, Financial Data Schedule                            |
|                                                                              |
|           (b) No reports on Form 8-K were filed with respect to events       |
|               occurring during the three months ended March 31, 1997.        |
|                                                                              |
|                                                                              |
|                           Page  14  of  15  Pages                            |
|______________________________________________________________________________|

 _______________________________________________________________________________
|                                                                              |
|                               ANB CORPORATION                                |
|                                  FORM 10-Q                                   |
|                                March 31, 1997                                |
|                                                                              |
|______________________________________________________________________________|
|                                                                              |
|                                 SIGNATURES                                   |
|                                                                              |
|Pursuant to the requirements of the Securities Exchange Act of 1934, the | |Registrant has duly caused this report to be signed on its behalf by the |
|undersigned, thereunto duly authorized.                                       |
|                                                                              |
|                                             ANB CORPORATION                  |
|                                                                              |
|                                              /s/ James R. Schrecongost       |
|Date:   May 6, 1997                      BY: ____________________             |
|                                             James R. Schrecongost            |
|                                                                              |
|                                         President and Chief Executive Officer|
|                                                                              |
|                                                                              |
|                                              /s/ Larry E. Thomas             |
|Date:   May 6, 1997                      BY: ____________________             |
|                                             Larry E. Thomas                  |
|                                                                              |
|                                         Chief Financial Officer and          |
|                                         Principal Accounting Officer         |
|                                                                              |
|                                                                              |
|                                                                              |
|                           Page  15  of  15  Pages                            |
|                                                                              |
|______________________________________________________________________________|