Form 10-Q
period 1997-06-30
ANB CORP
filed 1997-08-12
CIK 760992

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


            June 30, 1997                                    0-18925
        ---------------------                         ----------------------
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

                                            Yes  X    No
                                               -----    -----

    As of August 5, 1997 there were outstanding 4,512,046 Common Shares, $1 stated value, of the Registrant.

                        Page  1  of  15  Pages

                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1997

--------------------------------------------------------------------------------
                                  TABLE OF CONTENTS
                                  -----------------

Part I - Financial Information:

    Item 1 - Financial Statements                                    Page
                                                                     ----
             Consolidated Condensed Balance Sheet. . . . . . . . .    3

             Consolidated Condensed Statement of Income. . . . . .    4 - 5

             Consolidated Condensed Statement of Changes in
             Stockholders' Equity. . . . . . . . . . . . . . . . .    6

             Consolidated Condensed Statement of Cash
             Flows . . . . . . . . . . . . . . . . . . . . . . . .    7

             Notes to Consolidated Condensed Financial
             Statements. . . . . . . . . . . . . . . . . . . . . .    8 - 9

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . .   10 - 13

Part II  -   Other Information:

    Item 4 - Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . . . . .   14

    Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . .   14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                                Page  2  of  15  Pages

                                   ANB CORPORATION
                                      FORM 10-Q
                            PART I.  FINANCIAL INFORMATION
                        Item 1. Financial Statements
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                (Dollars in Thousands)
                                     (Unaudited)
--------------------------------------------------------------------------------
                                                      June 30,    December 31,
                                                        1997          1996
ASSETS:                                                -------       --------
  Cash and due from banks. . . . . . . . . . . . .     $21,880        $21,835
  Federal funds sold . . . . . . . . . . . . . . .                      2,475
  Interest-bearing deposit accounts. . . . . . . .         229             74
                                                      --------       --------
    Cash and cash equivalents. . . . . . . . . . .      22,109         24,384

  Securities available for sale:
    Taxable. . . . . . . . . . . . . . . . . . . .      27,181         29,778
    Tax exempt . . . . . . . . . . . . . . . . . .      43,592         44,166
                                                      --------       --------
      Total securities available for sale. . . . .      70,773         73,944

  Loans:
    Loans. . . . . . . . . . . . . . . . . . . . .     388,659        376,081
      Allowance for loan losses. . . . . . . . . .      (3,244)        (3,400)
                                                      --------       --------
      Net loans. . . . . . . . . . . . . . . . . .     385,415        372,681

  Loans held for sale. . . . . . . . . . . . . . .         508            204
  Premises and equipment . . . . . . . . . . . . .      10,174          9,345
  Federal Reserve & Federal Home Loan Bank Stock .       3,053          2,713
  Other real estate. . . . . . . . . . . . . . . .         488            516
  Interest receivable. . . . . . . . . . . . . . .       4,278          4,159
  Goodwill and core deposit intangibles. . . . . .       4,998          4,306
  Other assets . . . . . . . . . . . . . . . . . .       1,800          1,595
                                                      --------       --------
      Total assets . . . . . . . . . . . . . . . .    $503,596       $493,847
                                                      ========       ========
LIABILITIES
  Deposits
    Noninterest bearing. . . . . . . . . . . . . .     $55,330        $50,256
    Interest bearing . . . . . . . . . . . . . . .     351,921        355,589
                                                      --------       --------
      Total deposits . . . . . . . . . . . . . . .     407,251        405,845
  Short-term borrowings. . . . . . . . . . . . . .      20,126         17,676
  Federal Home Loan Bank advances. . . . . . . . .      17,500         14,000
  Interest payable . . . . . . . . . . . . . . . .       1,750          1,391
  Other liabilities. . . . . . . . . . . . . . . .       3,204          3,594
                                                      --------       --------
      Total liabilities. . . . . . . . . . . . . .     449,831        442,506
                                                      --------       --------
  Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock, without par value:
    Authorized-250,000 shares, none issued
  Common stock, $1 stated value:
    Authorized-20,000,000 shares
    Issued and outstanding-4,510,538 and
      4,490,556 shares . . . . . . . . . . . . . .       4,511          4,491
  Capital surplus. . . . . . . . . . . . . . . . .       7,169          6,930
  Capital surplus-stock options. . . . . . . . . .         396            397
  Retained earnings. . . . . . . . . . . . . . . .      40,480         38,325
  Net unrealized gains on securities
    available for sale . . . . . . . . . . . . . .       1,209          1,198
                                                      --------       --------
      Total stockholders' equity . . . . . . . . .      53,765         51,341
                                                      --------       --------
      Total liabilities and stockholders' equity .    $503,596       $493,847
                                                      ========       ========


                                Page  3  of  15  Pages

                                   ANB CORPORATION
                                      FORM 10-Q
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                   (Dollars in Thousands, Except Per Share Amounts)
                                     (Unaudited)
--------------------------------------------------------------------------------
                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                   1997         1996        1997         1996
Interest Income                    ----         ----        ----         ----
  Loans, including fees:
    Taxable. . . . . . . . .     $8,642       $7,960     $16,913      $15,816
    Tax exempt . . . . . . .         29           35          55           58
  Securities available for sale:
    Taxable. . . . . . . . .        409          466         845          883
    Tax exempt . . . . . . .        652          669       1,296        1,314
  Federal funds sold . . . .         23           55          77          242
  Other interest
    income . . . . . . . . .         73           52         116          114
       Total interest            ------       ------      ------       ------
         income. . . . . . .      9,828        9,237      19,302       18,427
                                 ------       ------      ------       ------
Interest Expense
  Deposits . . . . . . . . .      3,831        3,816       7,546        7,754
  Short-term
    borrowings . . . . . . .        155          101         277          189
  FHLB advances. . . . . . .        252           74         505          115
    Total interest               ------       ------      ------       ------
       expense . . . . . . .      4,238        3,991       8,328        8,058
                                 ------       ------      ------       ------
NET INTEREST INCOME. . . . .      5,590        5,246      10,974       10,369
  Provision for loan
    losses . . . . . . . . .        233           66         510          132
                                 ------       ------      ------       ------
NET INTEREST INCOME
  AFTER PROVISION FOR
    LOAN LOSSES. . . . . . .      5,357        5,180      10,464       10,237


                                Page  4  of  15  Pages

(continued)                        ANB CORPORATION
                                      FORM 10-Q
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                   (Dollars in Thousands, Except Per Share Amounts)
                                     (Unaudited)
--------------------------------------------------------------------------------
                                  Three Months Ended   Six Months Ended
                                       June 30,            June 30,
                                   1997         1996      1997      1996
                                   ----         ----      ----      ----
Other Income:
  Trust fees . . . . . . . .      1,254        1,109     2,429     2,146
  Service charges on
    deposit accounts . . . .        368          337       696       661
  Other customer fees. . . .        128          139       234       241
  Securities available
    for sale gains,
    net. . . . . . . . . . .         (1)                     5        12
  Gains (losses) on
    loans held for sale:
       Realized. . . . . . .         24           35        45        99
       Unrealized. . . . . .                     (22)                (65)
  Other operating
    income . . . . . . . . .        136          136       272       302
       Total other               ------       ------    ------    ------
         income. . . . . . .      1,909        1,734     3,681     3,396
                                 ------       ------    ------    ------
Other Expenses:
  Salaries and
    employee benefits. . . .      2,570        2,492     5,026     4,916
  Premises and
    equipment expense. . . .        656          695     1,368     1,391
  Advertising. . . . . . . .        132          144       256       260
  Printing, supplies
    and stationery . . . . .        149          126       286       295
  Professional fees. . . . .        119           80       233       140
  Deposit insurance
    premiums . . . . . . . .          9          240        14       470
  Goodwill and core
    deposit intangibles
    amortization . . . . . .        104           98       198       187
  Other operating
    expenses . . . . . . . .        802          738     1,490     1,422
       Total other               ------       ------    ------    ------
         expenses. . . . . .      4,541        4,613     8,871     9,081
                                 ------       ------    ------    ------
INCOME BEFORE INCOME
  TAX EXPENSE. . . . . . . .      2,725        2,301     5,274     4,552
    Income tax expense . . ..       919          754     1,765     1,480
                                 ------       ------    ------    ------
NET INCOME . . . . . . . . .     $1,806       $1,547    $3,509    $3,072
                                =======      =======    ======    ======
Per Share
  Net income . . . . . . . .      $0.40        $0.34     $0.78     $0.68
  Cash dividends . . . . . .       0.15        0.125     $0.30     $0.25
AVERAGE SHARES
  OUTSTANDING. . . . . . . .  4,503,452    4,512,559 4,498,038 4,518,033

                                Page  5  of  15  Pages

                                   ANB CORPORATION
                                      FORM 10-Q
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (Dollars in Thousands)
                                     (Unaudited)
--------------------------------------------------------------------------------
                                                      1997           1996
                                                      ----           ----
Balance, January 1 . . . . . . . . . . . . . . .    $51,341        $49,471

Net income . . . . . . . . . . . . . . . . . . .      3,509          3,072

Cash dividends ($.30 and $.25 per share) . . . .     (1,350)        (1,130)

Net change in unrealized gains on securities
  available for sale . . . . . . . . . . . . . .         11         (1,085)

Exercise of stock options. . . . . . . . . . . .         91            124

Stock tendered in exercise of stock options. . .       (111)           (41)

Capital surplus allocation for compensatory
  stock options. . . . . . . . . . . . . . . . .                        32

Tax benefit on stock options exercised . . . . .         63             34

Stock repurchases. . . . . . . . . . . . . . . .                      (816)

Stock issued under dividend reinvestment
  and stock purchase plan. . . . . . . . . . . .        211            201
                                                    -------        -------
Balance, June 30 . . . . . . . . . . . . . . . .    $53,765        $49,862
                                                    =======        =======


                        Page  6  of  15  Pages

                                   ANB CORPORATION
                                      FORM 10-Q
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (Dollars in Thousands)
                                     (Unaudited)
--------------------------------------------------------------------------------

                                                            Six Months Ended
                                                                 June 30,
                                                            1997         1996
OPERATING ACTIVITIES:                                       ----         ----
  Net income . . . . . . . . . . . . . . . . . . . . .    $3,509       $3,072
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Provision for loan losses . . . . . . . . . . .       510          132
       Depreciation. . . . . . . . . . . . . . . . . .       602          566
       Securities amortization . . . . . . . . . . . .        21           32
       Amortization of goodwill, other intangibles
         and fair value adjustments. . . . . . . . . .       198          187
       Net change in:
         Loans held for sale . . . . . . . . . . . . .      (304)      (1,474)
         Interest receivable . . . . . . . . . . . . .      (119)        (242)
         Interest payable. . . . . . . . . . . . . . .       359          290
       Other adjustments . . . . . . . . . . . . . . .      (816)        (451)
                                                           -----        -----
         Net cash provided by operating activities. .      3,960        2,112
                                                           -----        -----
INVESTING ACTIVITIES:
  Purchases of available for sale securities . . . . .    (4,231)     (17,711)
  Proceeds from available for sale securities
    maturities and sales . . . . . . . . . . . . . . .     7,558        9,205
  Net increase in loans. . . . . . . . . . . . . . . .   (13,179)      (7,354)
  Purchases of premises and equipment. . . . . . . . .    (1,424)        (515)
  Cash received in branch acquisition. . . . . . . . .     7,852
                                                          ------       ------
         Net cash used by investing activities . . . .    (3,424)     (16,375)
                                                          ------       ------
FINANCING ACTIVITIES:
  Net change in noninterest-bearing,
    NOW, money market and savings deposits . . . . . .     9,286      (12,258)
  Net change in certificates of
    deposits and other time deposits . . . . . . . . .   (16,951)      (2,085)
  Net change in short-term borrowings. . . . . . . . .     2,450        4,960
  Net change in Federal Home Loan Bank advances. . . .     3,500        5,605
  Cash dividends . . . . . . . . . . . . . . . . . . .    (1,350)      (1,130)
  Stock sold:
    Exercise of stock options. . . . . . . . . . . . .        43          117
    Dividend reinvestment and stock purchase plan. . .       211          201
  Stock repurchases. . . . . . . . . . . . . . . . . .                   (816)
                                                          ------       ------
         Net cash used by financing activities . . . .    (2,811)      (5,406)
                                                          ------       ------
NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . .      (2,275)     (19,669)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . .    24,384       43,536
                                                         -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . .   $22,109      $23,867
                                                         =======      =======
Additional Cash Flows Information:
  Interest paid. . . . . . . . . . . . . . . . . . . .    $7,969       $7,768
  Income tax paid. . . . . . . . . . . . . . . . . . .     2,035        1,580


                                Page  7  of  15  Pages

                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1997
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (Table Dollar Amounts in Thousands)

--------------------------------------------------------------------------------

NOTE 1--GENERAL:

    The significant accounting policies followed by ANB Corporation (Company) and its subsidiaries, American National Bank and Trust Company of Muncie, American National Trust and Investment Management Company and Peoples Loan & Trust Bank, Winchester, for interim financial reporting, are consistent with the accounting policies followed for annual financial reporting. The accompanying financial statements are unaudited, however, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements. The results of operations for the six months and three months ended June 30, 1997 are not necessarily indicative of those expected for the remainder of the year.

--------------------------------------------------------------------------------

NOTE 2--INVESTMENT SECURITIES:
                                                    1997
                              ------------------------------------------------
                                               Gross         Gross
                                Amortized    Unrealized   Unrealized   Fair
June 30                           Cost          Gains       Losses     Value
--------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury. . . . .        $16,786          $55         $31      $16,810
  Federal agencies . . .          6,747            2          73        6,676
  State and municipal. .         41,515        2,129          52       43,592
  Mortgage-backed
    securities . . . . .          2,812                       28        2,784
  Marketable equity
    securities . . . . .            811                                   811
  Corporate obligations             100                                   100
                           --------------------------------------------------
    Total investment
       securities. . . .        $68,771       $2,186        $184      $70,773
                           ==================================================

                                                    1996
                             --------------------------------------------------
                                               Gross         Gross
                                Amortized    Unrealized   Unrealized   Fair
December 31                       Cost          Gains       Losses     Value
--------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury. . . . .        $17,763         $106         $31      $17,838
  Federal agencies . . .          8,047            3          78        7,972
  State and municipal. .         42,138        2,178         150       44,166
  Mortgage-backed
    securities . . . . .          3,123                       45        3,078
  Marketable equity
    securities . . . . .            690                                   690
  Corporate obligations.            200                                   200
                           --------------------------------------------------
    Total investment
       securities. . . .        $71,961       $2,287        $304      $73,944
                           ==================================================


                                Page  8  of  15  Pages

                                   ANB CORPORATION
                                      FORM 10-Q
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3--LOANS AND ALLOWANCE:
                                                      June 30,      December 31,
                                                        1997            1996
                                                        ----            ----
Loans
  Commercial and industrial loans. . . . . . .         $89,453        $81,142
  Term federal funds sold. . . . . . . . . . .           1,029          5,500
  Real estate loans:
    One-to-four family properties. . . . . . .         152,510        144,749
    Other. . . . . . . . . . . . . . . . . . .         102,598         98,366
  Individuals' loans for household and other
    personal expenditures. . . . . . . . . . .          39,395         42,507
  Tax exempt loans . . . . . . . . . . . . . .           2,685          2,432
  Other loans. . . . . . . . . . . . . . . . .             989          1,385
                                                      --------       --------
      Total loans. . . . . . . . . . . . . . .        $388,659       $376,081
                                                      ========       ========
Nonperforming loans
  Nonaccruing loans. . . . . . . . . . . . . .            $723         $1,326
  Accruing loans contractually past due
    90 days or more other than nonaccruing . .             402            472
  Restructured loans . . . . . . . . . . . . .             562             63
                                                        ------         ------
    Total nonperforming loans. . . . . . . . .          $1,687         $1,861
                                                        ======         ======

                                                           Six Months Ended
                                                                June 30,
                                                          1997           1996
Allowance for loan losses                               ------         ------
  Balances, beginning of period. . . . . . . .          $3,400         $2,897
  Provision for losses . . . . . . . . . . . .             510            132
  Recoveries on loans. . . . . . . . . . . . .             171             42
  Loans charged off. . . . . . . . . . . . . .            (837)          (265)
                                                        ------         ------
  Balances, end of period. . . . . . . . . . .          $3,244         $2,806
                                                        ======         ======
--------------------------------------------------------------------------------

NOTE 4--DEPOSITS:

                                                      June 30,   December 31,
                                                          1997           1996
  Deposits                                                ----           ----
    Noninterest bearing. . . . . . . . . . . .         $55,330        $50,256
    NOW accounts . . . . . . . . . . . . . . .          75,090         75,174
    Money market deposit accounts. . . . . . .          46,774         37,751
    Savings deposits . . . . . . . . . . . . .          26,614         26,727
    Certificates and other time deposits
       of $100,000 or more . . . . . . . . . .          42,755         57,674
    Other certificates and time deposits . . .         160,688        158,263
                                                      --------       --------
       Total deposits. . . . . . . . . . . . .        $407,251       $405,845
                                                      ========       ========



                                Page  9  of  15  Pages

                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1997

-------------------------------------------------------------------------------

              Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

-------------------------------------------------------------------------------

                                RESULTS OF OPERATIONS
General                         =====================
-------

    The following discussion and analysis is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an analysis of the financial statements alone. It should, however, be read in conjunction with the financial statements and notes included elsewhere herein.

Net Income
----------

    Net income for the first six months of 1997 was $3.509 million compared to $3.072 million for the first six months of 1996, an increase of $437 thousand or 14.2%. Net income per share for the first six months of 1997 was $0.78 an increase of $0.10 or 14.7% from the $0.68 which was reported for the first six months of 1996.

    Second quarter 1997 net income improved $259 thousand from the $1.547 million reported for second quarter 1996. Net income per share for second quarter 1997 was higher by $.06 per share or 17.6% when compared to second quarter of 1996.

    The Company's return on average assets for the first six months of 1997 was 1.45%, an increase of 12 basis points over the first six months of 1996 and a 18 basis point increase over the 1996 year ended return on average assets of 1.27%.

    Return on average equity for the first six months of 1997 was 13.79% compared to 12.79% for the same period in 1996.

    The company's cash or tangible earnings per share (net income per share excluding the amortization per share of goodwill and core deposit intangibles) for the first six months of 1997 was $0.82 compared to $0.72 per share for the comparable period in 1996. Cash or tangible earnings per share for the second quarter of 1997 was $0.42 compared to $0.36 for the same period in 1996.

    Statement of Financial Accounting Standards No. 128, Earnings Per Share, is effective for the Company's 1997 annual financial statements. This statement simplifies the calculations for earnings per share. The Company does not expect that the new disclosure for basic earnings per share will be substan-tially different from the primary earnings per share as currently calculated and disclosed. Additional disclosures include diluted earnings per share, which will reflect the potential dilution that could occur from unexercised stock options under the Company's stock option plans.

Net Interest Income
-------------------

    Net interest income is the difference between interest and fees earned on earning assets and interest paid on interest bearing liabililties. It is the largest and most critical component of the Company's earnings and is impacted by
both rates and volume of earning assets and interest-bearing liabilities.   The
Company's net interest income, reported on a full tax equivalent basis (FTE), increased $544 thousand or 4.9% for the six months ended June 30, 1997 when compared to the same six month period last year. Total interest income, expressed on a FTE basis increased $814 thousand for the six month period, while
total interest expense of the Company increased $270 thousand.   Net interest
margin (FTE), expressed as a percent of earning assets, was 5.13% for the first six months of 1997, a slight increase of 2 basis points when compared to the 5.11% net interest margin reported for the six months ended June 30, 1996. The Company's net interest margin (FTE) for the year ended December 31, 1996 was 5.07%.

    For the second quarter of 1997, net interest income (FTE) increased $317 thousand or 5.7% when compared to the quarter ended June 30,1996. Net interest margin (FTE) for second quarter 1997 was 5.16%.

    Higher net interest income and continuing net interest margins (FTE) in excess of the 5.00% level can in part be attributable to the continuing increased level of lending activity and the higher volume of interest income received related to the strong loan demands which have been experienced. Attractive opportunities to make quality loans continue to exist.


                               Page  10  of  15  Pages

                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1997

-------------------------------------------------------------------------------

Provision For Loan Losses
-------------------------

    The Company's provision for loan losses increased $378 thousand for the six months ended June 30, 1997 when compared to the same period in 1996. For the second quarter of 1997 the provision expense was $233 thousand compared to $66 thousand for the second quarter of 1996.

    Increases in the Company's provision for loan losses were required to partially replenish the allowance for loan losses for charge-offs recorded during the first six months of 1997.

    Net charge-offs during the first six months of 1997 were $666 thousand compared to net charge-offs of $223 thousand for the comparable period in 1996. During the first quarter of 1997, a large commercial loan of approximately $725 thousand was written down by $379 thousand and the balance was transferred to nonaccruing loans. Net charged-off loans as a percentage of average loans was .18% at June 30, 1997 as compared to .06% for the same six month period in 1996.

Other Income And Expense
------------------------

    Other income represents income received which is not directly related to the Company's interest-earning assets, except for gains and losses on securities and loans held for sale. Total other income increased $285 thousand during the first six months of 1997 compared to the same period one year ago. Fees generated from fiduciary activities increased $283 thousand, or 13.1%, while service charges and other customer fees rose $28 thousand, or 3.1% for the six month period. "Other operating income" declined by $30 thousand for the six months ended June 30, 1997 when compared to 1996. For 1996 "other operating income" included a recovery of a prior period loss amounting to approximately $38 thousand.

    For the second quarter of 1997 other income increased $175 thousand, with most of the higher results due to greater fees earned related to fiduciary activities.

    Total other expenses declined $210 thousand in the first six months of 1997 compared to the same period in 1996. Salaries and employee benefits increased $110 thousand or 2.2%. Full time equivalent employees increased by 14 from the level reported at June 30, 1996, to 270. The Company's recent purchase of two branch locations has added 7 full time equivalent employees.

    Professional fees for the first six months of 1997 were higher by $93 thousand when compared to the first six months of 1996. During 1997, additional professional fees were recorded relating to the Company's purchase of two branches, including deposits and real estate. Also, during 1997 fees relating to merger/acquisition activities increased this category.

    Deposit insurance expense declined from $470 thousand for the first six months of 1996 to only $14 thousand for first six months of 1997, a reduction of $456 thousand. In 1996 the Company, anticipating a special Federal Deposit Insurance Corporation (FDIC) assessment on Savings Association Insurance Fund ("SAIF") deposits which it had acquired in 1991, had expensed $330 thousand for this one-time non-recuring special item. In addition, for 1997, the FDIC lowered the rate assessed on deposits insured by the Bank Insurance Fund.

Income Taxes
------------

    Income tax expense, including both federal income tax and the Indiana franchise tax increased by $285 thousand for the first six months of 1997 over 1996. Income before income tax increased $722 thousand or 15.9% for the first six months of 1997 over 1996. The effective tax rate for the period ending June 30, 1997 was 33.5% compared to 32.5% for the first six months of 1996.


                               Page  11  of  15  Pages

                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1997
--------------------------------------------------------------------------------

Balance Sheet
-------------

    The Company's total assets increased $9.749 million from the level reported at year end 1996. When compared to June 30, 1996 total assets have increased $26.750 million or 5.6%. For the second quarter in 1997 average assets were $489.467 million compared to $465.980 million for the second quarter of 1996.

    Cash and cash equivalents decreased $2.275 million at June 30, 1997 from the level reported at December 31, 1996. Federal funds sold decreased by $2.475 million from December 31, 1996 while cash and due from banks, including interest bearing deposit accounts, increased $200 thousand from the levels reported at year end.

Loans And Deposits
------------------

    Loans, excluding loans held for sale and term federal funds, were $387.630 million at June 30, 1997, an increase of $17.049 million over the year end level of $370.581 million. At June 30, 1996, loans, excluding loans held for sale and term federal funds, were $354.455 million. Growth in the Company's loan portfolio from June 30, 1996 to June 30, 1997 has been $33.175 million or 9.4%. This loan growth has occured in all major categories of the portfolio, with $21.439 million, or 65% of the total growth experienced during the past twelve months, having occurred in the mortgage loan component of the loan portfolio.

    Real estate loans continue to be the largest asset category of the Company. At June 30, 1997 loans made to individuals on owner occupied property represented 30.3% of total assets and 59.8% of the Company's mortgage loan portfolio. At June 30, 1996 loans made to individuals on owner occupied property represented 28.8% of total assets and 58.8% of the Company's mortgage loan portfolio. Loans made on owner occupied property have increased $7.761 million from year end 1996 and $15.014 million from June 30, 1996 while commercial mortgage loans have increased $6.425 million for the period beginning June 30, 1996 and ending June 30, 1997.

    Loan growth has been achieved under the Company's strategic plan and has been accomplished in accordance with credit policies designed to ensure continued strong asset quality.

    Total deposits of the Company at June 30, 1997 increased $1.406 million from levels reported at year end 1996. Noninterest-bearing deposits increased by $5.074 million at June 30, 1997 as measured against year end, while total interest bearing deposits declined $3.668 million.

    During the second quarter of 1997, the Company purchased two branches, including deposits of approximately $9,071, from another financial institution. The purchase price included goodwill/core deposit intangibles to be amortized of $890 thousand.

Allowance For Loan Losses And Nonperforming Loans
-------------------------------------------------

    The Company's nonperforming loans, which include nonaccrual, past due
90 days, and restructured loans, decreased $174 thousand from year end 1996. At June 30, 1997 total nonperforming loans amounted to $1.687 million or .33% of total assets, compared to .38% at year end 1996. Total non-performing loans represented .43% of total loans at June 30, 1997 compared to .62% and .49% at June 30, 1996 and December 31, 1996 respectively.

    The allowance for loan losses at June 30, 1997 decreased $156 thousand from year end 1996. Loans charged off for the period ending June 30, 1997 increased by $572 thousand when compared to the same period in 1996. A large commercial loan was written down by $379 thousand and the balance transferred to nonaccruing during the first quarter of 1997. The allowance for loan losses equaled 192% of nonperforming loans at June 30, 1997 compared to 183% and 126% for December 31, 1996 and June 30, 1996 respectively.

    Based on the components of the loan portfolio, an analysis of historical net charge-offs, and other economic considerations, management considers the allowance for loan losses to be adequate.

                        Page  12  of  15  Pages

                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1997

-------------------------------------------------------------------------------

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

    The Company's loan to deposit ratio, excluding loans which are held for sale was 95% on June 30, 1997 compared to 88% at June 30, 1996.

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

    The Company is liability sensitive at the one-year time frame, indicating that net interest income could be adversely impacted during periods of increasing interest rates, since rate sensitive liabilities would be repricing at a more rapid rate than interest sensitive assets. The Company measures the impact of changes in interest rates on a regular basis. During recent years the Company has steadily increased its net interest income and resulting fully taxable equivalent net interest margin.

Capital Resources
-----------------

    Stockholders' equity, including net unrealized gains on securities available for sale, increased from $51.341 million at December 31, 1996 to $53.765 million on June 30, 1997. Book value per share was $11.92 at June 30, 1997 compared to $11.43 at year end 1996. Excluding net unrealized gains on securities available for sale, per share book value increased $0.49 a share to $11.65 at June 30, 1997 from year end 1996. Tangible book value per share on June 30, 1997 was $10.65 compared to $10.24 for the year end 1996 and $9.91 on June 30, 1996. (Tangible book value per share is defined as total stockholders' equity less net unrealized gains on securities available for sale and goodwill/core deposit intangibles divided by total outstanding shares.)

    For the six months ended June 30, 1997 a total of 11,136 shares have been issued through the Company's Dividend Reinvestment and Stock Purchase Plan A total of 296 shareholders or 46% of the Company's shareholders of record participate in the Plan.

    At June 30, 1997 the Company's Tier 1 risk based capital ratio was 13.56% and its leverage capital ratio was 9.82%. The Company and each of its affiliate banks currently exceed all capital requirements mandated by regulatory authorities.


                               Page  13  of  15  Pages

                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1997

-------------------------------------------------------------------------------

                              PART II. OTHER INFORMATION
                              --------------------------
Item 4.  Submission of Matters to a Vote of Security Holders

              The Annmual Meeting of Shareholders was held on April 16, 1997. The following matter was submitted to the shareholders.

               (1) Election of three directors.

                   The following nominees were elected:

                                                 Votes
                                         -----------------------
                                            For         Against
                                            ---         -------
                   William L. Peterson      3,654,570      544
                   James R. Schrecongost    3,654,770      344
                   Chris L. Talley          3,654,770      344

                   Other directors continuing to serve include the following:

                                  Ben E. Delk
                                  Madelyn K. Ferris
                                  R. David Hoover
                                  Donald A. Ross
                                  Kelly N. Stanley
                                  Leon V. Towne

Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits

                        Exhibit 27, Financial Data Schedule

                   (b) No reports on Form 8-K were filed with respect to events occurring during the three months ended June 30, 1997.


                               Page  14  of  15  Pages

                                   ANB CORPORATION
                                      FORM 10-Q
                                    June 30, 1997

-------------------------------------------------------------------------------

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ANB CORPORATION

                                  /s/ James R. Schrecongost
Date:   August 5, 1997       BY: ____________________
                                  James R. Schrecongost

                             Vice Chariman, President & CEO


                                  /s/ Larry E. Thomas
Date:   August 5, 1997       BY: ____________________
                                  Larry E. Thomas

                             Chief Financial Officer and
                             Principal Accounting Officer



                               Page  15  of  15  Pages