Form 10-Q
period 1997-09-30
ANB CORP
filed 1997-11-10
CIK 760992

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         September 30, 1997                              0-18925
        ---------------------                    ----------------------
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

As of November 6, 1997 there were outstanding 4,522,247 Common Shares, $1 stated value, of the Registrant.


                             Page  1  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                                September 30, 1997

                                -----------------

                                TABLE OF CONTENTS


Part I - Financial Information:

     Item 1 - Financial Statements                                     PAGE
                                                                       ----
              Consolidated Condensed Balance Sheet...........          3

              Consolidated Condensed Statement of Income.....          4 - 5

              Consolidated Condensed Statement of Changes in
              Stockholders' Equity...........................          6

              Consolidated Condensed Statement of Cash Flows.          7

              Notes to Consolidated Condensed Financial
              Statements.....................................          8 - 9

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations..         10 - 13

Part II  -  Other Information:

     Item 6 - Exhibits and Reports on Form 8-K...............         14

     Signatures..............................................         15


                           Page  2  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                         PART I.  FINANCIAL INFORMATION
                          Item 1. Financial Statements
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
                                                         ----           ----

ASSETS:
   Cash and due from banks ......................        $ 19,798     $ 21,835
   Federal funds sold............................                        2,475
   Interest-bearing deposit accounts.............             451           74
                                                         --------     --------
      Cash and cash equivalents..................          20,249       24,384

   Securities available for sale:
      Taxable....................................          25,211       29,778
      Tax exempt.................................          43,679       44,166
                                                         --------     --------
         Total securities available for sale.....          68,890       73,944

   Loans:
      Loans......................................         401,631      376,081
      Allowance for loan losses..................          (3,361)      (3,400)
                                                         --------     --------
         Net loans...............................         398,270      372,681

   Loans held for sale ..........................             105          204
   Premises and equipment........................          11,272        9,345
   Federal Reserve & Federal Home Loan Bank Stock           3,293        2,713
   Other real estate.............................             489          516
   Interest receivable...........................           4,073        4,159
   Goodwill and core deposit intangibles ........           4,890        4,306
   Other assets..................................           2,447        1,595
                                                         --------     --------
         Total assets............................        $513,978     $493,847
                                                         ========     ========

LIABILITIES
   Deposits
      Noninterest bearing........................        $ 54,769     $ 50,256
      Interest bearing...........................         368,308      355,589
                                                         --------     --------
         Total deposits                                   423,077      405,845
   Short-term borrowings.........................          11,414       17,676
   Federal Home Loan Bank advances...............          18,780       14,000
   Interest payable..............................           1,747        1,391
   Other liabilities.............................           3,877        3,594
                                                         --------     --------
         Total liabilities.......................         458,895      442,506
                                                         --------     --------

   Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
   Preferred stock, without par value:
      Authorized-250,000 shares, none issued
   Common stock, $1 stated value:
      Authorized-20,000,000 shares
      Issued and outstanding-4,518,797 and
      4,490,556 shares..........................            4,519        4,491
   Capital surplus..............................            7,287        6,930
   Capital surplus-stock options................              396          397
   Retained earnings............................           41,556       38,325
   Net unrealized gains on securities
      available for sale........................            1,325        1,198
                                                         --------     --------
         Total stockholders' equity.............           55,083       51,341
                                                         --------     --------
         Total liabilities and stockholders' equity      $513,978     $493,847
                                                         ========     ========

                             Page  3  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                        1997      1996      1997      1996
Interest Income                         ----      ----      ----      ----

  Loans, including fees:
     Taxable...............            $8,957    $8,208   $25,870   $24,024
     Tax exempt............                32        24        87        82
  Securities available for sale:
     Taxable...............               408       478     1,253     1,361
     Tax exempt............               656       683     1,952     1,997
  Federal funds sold.......                 1        23        78       265
  Other interest
     income................                69        53       185       167
        Total interest                 ------    ------    ------    ------
           income..........            10,123     9,469    29,425    27,896
                                       ------    ------    ------    ------
Interest Expense
  Deposits.................             3,860     3,903    11,406    11,657
  Short-term
     borrowings............               214       131       491       320
  FHLB advances............               299       128       804       243
        Total interest                 ------    ------    ------    ------
           expense.........             4,373     4,162    12,701    12,220
                                       ------    ------    ------    ------
NET INTEREST INCOME........             5,750     5,307    16,724    15,676
  Provision for loan
     losses................               173       236       683       368
                                       ------    ------    ------    ------
NET INTEREST INCOME
  AFTER PROVISION FOR
     LOAN LOSSES...........             5,577     5,071    16,041    15,308


                             Page  4  of  15  Pages

(continued)                      ANB CORPORATION
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                        1997      1996      1997      1996
                                        ----      ----      ----      ----

Other Income:
  Fiduciary activities.....            1,302     1,079      3,731     3,225
  Service charges on
  deposit accounts.........              381       347      1,077     1,008
  Other customer fees......               61       119        295       360
  Securities available
     for sale gains,
      (losses) net.........              (13)                  (8)       12
  Gains (losses) on
     loans held for sale:
        Realized...........               31        41         76       140
        Unrealized.........                         13                  (52)
  Other operating
     income................              137       124        409       426
        Total other                   ------    ------     ------    ------
           income..........            1,899     1,723      5,580     5,119
                                      ------    ------     ------    ------
Other Expenses:
  Salaries and
     employee benefits.....            2,669     2,449      7,695     7,365
  Premises and
     equipment expense.....              737       652      2,105     2,043
  Advertising..............              151        95        407       355
  Printing, supplies
     and stationery........              157       125        443       420
  Professional fees........               48        68        281       208
  Deposit insurance
     premiums..............                6       328         20       798
  Goodwill and core
     deposit intangibles
     amortization..........              109        94        307       281
  Other operating
     expenses..............              805       707      2,295     2,129
        Total other                   ------    ------     ------    ------
        expenses...........            4,682     4,518     13,553    13,599
                                      ------    ------     ------    ------
INCOME BEFORE INCOME
  TAX EXPENSE..............            2,794     2,276      8,068     6,828
  Income tax expense.......              950       714      2,715     2,194
                                      ------    ------     ------    ------
NET INCOME.................           $1,844    $1,562     $5,353    $4,634
                                      ======    ======     ======    ======
Per Share
  Net income...............           $ 0.41    $ 0.35     $ 1.19     $ 1.03
  Cash dividends...........             0.17      0.15     $ 0.47     $ 0.40
AVERAGE SHARES
  OUTSTANDING..............        4,511,986 4,487,365  4,502,739  4,507,736

                             Page  5  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       1997           1996
                                                       ----           ----

Balance, January 1 .............................     $51,341        $49,471

Net income......................................       5,353          4,634

Cash dividends ($.47 and $.40 per share)........      (2,117)        (1,803)

Net change in unrealized gains on securities
  available for sale ...........................         127           (928)

Exercise of stock options ......................         132            225

Stock tendered in exercise of stock options.....        (167)          (173)

Capital surplus allocation for compensatory
     stock options..............................                         44

Tax benefit on stock options exercised..........          87             83

Stock repurchases ..............................                     (1,633)

Stock issued under dividend reinvestment
     and stock purchase plan....................         327            317
                                                     -------        -------
Balance, September 30 .............                  $55,083        $50,237
                                                     =======        =======

                             Page  6  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                            1997      1996
OPERATING ACTIVITIES:                                       ----      ----
  Net income....................................           $5,353    $4,634
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Provision for loan losses...............              683       368
        Depreciation............................              939       810
        Securities amortization.................               31        44
        Amortization of goodwill, other intangibles
          and fair value adjustments............              307       281
        Net change in:
           Loans held for sale..................               99    (1,484)
           Interest receivable..................               86       146
           Interest payable.....................              356        74
        Other adjustments.......................             (895)     (209)
                                                           ------     -----
     Net cash provided by operating activities..            6,959     4,664
                                                           ------     -----
INVESTING ACTIVITIES:
  Purchases of available for sale securities....           (4,877)  (18,011)
  Proceeds from available for sale securities
    maturities and sales........................           10,058    10,181
  Net increase in loans.........................          (26,205)  (20,710)
  Purchases of premises and equipment...........           (2,863)     (665)
  Cash received in branch acquisition...........            7,852
                                                           ------    ------
     Net cash used by investing activities......          (16,035)  (29,205)
                                                           ------    ------
FINANCING ACTIVITIES:
  Net change in noninterest-bearing,
    NOW, money market and savings deposits......           (3,363)  (11,988)
  Net change in certificates of
    deposits and other time deposits............           11,524      (946)
  Net change in short-term borrowings...........           (6,262)    5,353
  Proceeds from Federal Home Loan Bank advances.           10,780     8,605
  Repayment of Federal Home Loan Bank advances..           (6,000)
  Cash dividends................................           (2,117)   (1,803)
  Stock sold:
     Exercise of stock options..................               52       135
     Dividend reinvestment and stock purchase plan            327       317
  Stock repurchases.............................                     (1,633)
     Net cash (provided) used                              ------    ------
           by financing activities..............            4,941    (1,960)
                                                           ------    ------
NET CHANGE IN CASH AND CASH EQUIVALENTS.........           (4,135)  (26,501)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..           24,384    43,536
                                                           ------    ------
CASH AND CASH EQUIVALENTS, END OF PERIOD........          $20,249   $17,035
                                                           ======    ======
Additional Cash Flows Information:
  Interest paid.................................          $12,346   $12,146
  Income tax paid...............................            3,005     2,370

                             Page  7  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                               September 30, 1997
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1--GENERAL:

     The significant accounting policies followed by ANB Corporation (Company) and its subsidiaries, American National Bank and Trust Company of Muncie, American National Trust and Investment Management Company and Peoples Loan & Trust Bank, Winchester, for interim financial reporting, are consistent with the accounting policies followed for annual financial reporting. The accompanying financial statements are unaudited, however, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements. The results of operations for the nine months and three months ended September 30, 1997 are not necessarily indicative of those expected for the remainder of the year.

NOTE 2--INVESTMENT SECURITIES:
                                                   1997
                             ------------------------------------------------
                                            Gross       Gross
                              Amortized   Unrealized  Unrealized   Fair
September 30                     Cost       Gains       Losses     Value
-----------------------------------------------------------------------------
Available for sale:
     U.S. Treasury........       $16,201    $   87       $14      $16,274
     Federal agencies.....         6,747         8        26        6,729
     State and municipal..        41,523     2,172        16       43,679
     Mortgage-backed
          securities......         1,389                  17        1,372
     Marketable equity
          securities......           736                              736
     Corporate obligations           100                              100
                                 ----------------------------------------
          Total investment
           securities.....       $66,696    $2,267       $73      $68,890
                                 ========================================

                                                   1996
                             ------------------------------------------------
                                            Gross       Gross
                              Amortized   Unrealized  Unrealized   Fair
December 31                      Cost       Gains       Losses     Value
-----------------------------------------------------------------------------

Available for sale:
     U.S. Treasury........       $17,763    $  106    $   31      $17,838
     Federal agencies.....         8,047         3        78        7,972
     State and municipal..        42,138     2,178       150       44,166
     Mortgage-backed
          securities......         3,123                  45        3,078
     Marketable equity
          securities......           690                              690
     Corporate obligations           200                              200
                                 ----------------------------------------
          Total investment
           securities.....       $71,961    $2,287    $  304      $73,944
                                 ========================================

                             Page  8  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 3--LOANS AND ALLOWANCE:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
Loans                                                    ----           ----
   Commercial and industrial loans...............      $ 91,801       $ 81,142
   Term federal funds sold.......................         5,500          5,500
   Real estate loans:
      One-to-four family properties..............       155,124        144,749
      Other......................................       104,807         98,366
   Individuals' loans for household and other
      personal expenditures......................        39,749         42,507
   Tax exempt loans..............................         2,729          2,432
   Other loans...................................         1,921          1,385
                                                       --------       --------
            Total loans..........................      $401,631       $376,081
                                                       ========       ========
Nonperforming loans
   Nonaccruing loans.............................      $    931       $  1,326
   Accruing loans contractually past due
      90 days or more other than nonaccruing.....           403            472
   Restructured loans............................           554             63
                                                       --------       --------
            Total nonperforming loans............      $  1,888       $  1,861
                                                       ========       ========

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          1997         1996
Allowance for loan losses                                 ----         ----
   Balances, beginning of period.................      $  3,400       $  2,897
   Provision for losses..........................           683            368
   Recoveries on loans...........................           182             56
   Loans charged off.............................          (904)          (446)
                                                       --------       --------
   Balances, end of period.......................      $  3,361       $  2,875
                                                       ========       ========

NOTE 4--DEPOSITS:
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
Deposits                                                 ----           ----

    Noninterest bearing..........................      $ 54,769       $ 50,256
    NOW accounts.................................        68,664         75,174
    Money market deposit accounts................        41,355         37,751
    Savings deposits.............................        26,371         26,727
    Certificates and other time deposits
       of $100,000 or more.......................        73,849         57,674
    Other certificates and time deposits.........       158,069        158,263
                                                       --------       --------
          Total deposits.........................      $423,077       $405,845
                                                       ========       ========

                             Page  9  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                                September 30, 1997
            Item 2. Management's Discussion and Analysis of Financial

                       Condition and Results of Operations
                              RESULTS OF OPERATIONS

General                       =====================
-------

     The following discussion and analysis is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an analysis of the financial statements alone. It should, however, be read in conjunction with the financial statements and notes included elsewhere herein.

Net Income
----------

     Net income for the first nine months of 1997 was $5.353 million compared to $4.634 million for the first nine months of 1996, an increase of $719 thousand or 15.5%. Net income per share for the first nine months of 1997 was $1.19, an increase of $0.16 or 15.5% from the $1.03 which was reported for the first nine months of 1996.

     Third quarter 1997 net income improved $282 thousand from the $1.562 million reported for third quarter 1996. Net income per share for third quarter 1997 was higher by $.06 per share or 17.1% when compared to third quarter of 1996.

     The Company's return on average assets for the first nine months of 1997 was 1.45%, an increase of 13 basis points over the first nine months of 1996 and a 18 basis point improvement over the 1996 year ended return on average assets of 1.27%.

     Return on average equity for the first nine months of 1997 was 13.78% compared to 12.74% for the same period in 1996.

     The company's cash or tangible earnings per share (net income per share plus the amortization per share of goodwill and core deposit intangibles) for the first nine months of 1997 was $1.25 compared to $1.09 per share for the comparable period in 1996. Cash or tangible earnings per share for the third quarter of 1997 was $0.43 compared to $0.37 for the same period in 1996.

     Statement of Financial Accounting Standards No. 128, Earnings Per Share, is effective for the Company's 1997 annual financial statements. This statement simplifies the calculations for earnings per share. The Company does not expect that the new disclosure for basic earnings per share will be substantially different from the primary earnings per share as currently calculated and disclosed. Additional disclosures include diluted earnings per share, which will reflect the potential dilution that could occur from unexercised stock options under the Company's stock option plans.

Net Interest Income
-------------------

     Net interest income is the difference between interest and fees earned on earning assets and interest paid on interest bearing liabililties. It is the largest and most critical component of the Company's earnings and is impacted by both rates and volume of earning assets and interest-bearing
liabilities.   The Company's net interest income, reported on a full tax
equivalent basis (FTE), increased $959 thousand or 5.8% for the nine months ended September 30, 1997 when compared to the same nine month period last year. Total interest income, expressed on a FTE basis increased $1.440 million for the nine month period, while total interest expense was higher in
the amount of $481 thousand.   Net interest margin (FTE), expressed as a
percent of earning assets, was 5.16% for the first nine months of 1997, an increase of 8 basis points when compared to the 5.08% net interest margin reported for the nine months ended September 30, 1996. The Company's net interest margin (FTE) for the year ended December 31, 1996 was 5.07%.

     For the third quarter of 1997, net interest income (FTE) increased $415
thousand or 7.4% when compared to the quarter ended September 30,1996.   Net
interest margin (FTE) for third quarter 1997 was 5.20%.

     Higher net interest income and improving net interest margins (FTE) in excess of the 5.00% level can in part be attributable to the continuing increased level of lending activity and the higher volume of interest income received related to the strong loan demands which have been experienced. Attractive opportunities to make quality loans continue to exist.

                             Page  10  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                               September 30, 1997

Provision for Loan Losses
-------------------------

     The Company's provision for loan losses increased $315 thousand for the nine months ended September 30, 1997 when compared to the same period in 1996. For the third quarter of 1997 the provision expense was $173 thousand compared to $236 thousand for the third quarter of 1996.

     Increases in the Company's provision for loan losses were required to partially replenish the allowance for loan losses for charge-offs recorded during the first nine months of 1997.

     Net charge-offs during the first nine months of 1997 were $722 thousand compared to net charge-offs of $390 thousand for the comparable period in 1996. During the first quarter of 1997, a large commercial loan of approximately $725 thousand was written down by $379 thousand and the balance was transferred to nonaccruing loans. Net charged-off loans as a percentage of average loans was .19% at September 30, 1997 compared to .11% for the same nine month period in 1996.

Other Income and Expense
------------------------

     Other income represents income received which is not directly related to the Company's interest-earning assets, except for gains and losses on securities and loans held for sale. Total other income increased $461 thousand or 9% during the first nine months of 1997 compared to the same period one year ago. Fees generated from fiduciary activities increased
$506 thousand, or 15.7%, while service charges combined with other customer fees rose $4 thousand for the nine month period. "Other operating income" declined by $17 thousand for the nine months ended September 30, 1997 when compared to 1996. For 1996 "other operating income" included a recovery of a prior period loss amounting to approximately $38 thousand.

     For the third quarter of 1997 other income increased $176 thousand, with most of the higher results due to greater fees earned related to fiduciary activities.

     Total other expenses declined $46 thousand in the first nine months of 1997 compared to the same period in 1996. Salaries and employee benefits increased $330 thousand or 4.5%. Full time equivalent employees were 271 at September 30, 1997, 13 greater than reported a year ago. The Company's purchase of two branch bank locations and the planned expansion of trust affiliate activities account for most of the increase in full time equivalent employees.

     Professional fees for the first nine months of 1997 were higher by $73 thousand when compared to the first nine months of 1996. During 1997, additional professional fees were recorded relating to the Company's purchase of two branches, including deposits and real estate. Also, during 1997 fees relating to merger/acquisition activities increased this category.

     Deposit insurance expense declined from $798 thousand for the first nine months of 1996 to only $20 thousand for first nine months of 1997, a reduction of $778 thousand. For the nine months ended September 30, 1996 the Company expensed $589 thousand relating to a special Federal Deposit Insurance Corporation (FDIC) assessment on Savings Association Insurance Fund ("SAIF") deposits which it acquired in 1991. For the third quarter of 1996 the Company expensed $259 thousand, as $330 thousand had previously been expensed during the first six months of the year. In addition, for 1997, the FDIC lowered the rate assessed on deposits insured by the Bank Insurance Fund.

Income Taxes
------------

     Income tax expense, including both federal income tax and the Indiana franchise tax increased by $521 thousand for the first nine months of 1997 over 1996. Income before income tax increased $1.240 million or 18.2% for the first nine months of 1997 over 1996. The effective tax rate for the period ending September 30, 1997 was 33.7% compared to 32.1% for the first nine months of 1996.

                             Page  11  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                               September 30, 1997
Balance Sheet
-------------

     The Company's total assets increased $20.131 million from the level reported at year end 1996. When compared to September 30, 1996 total assets have increased $31.556 million or 6.5%. For the third quarter in 1997 average assets were $498.790 million compared to $477.050 million for the third quarter of 1996.

     Cash and cash equivalents decreased $4.135 million at September 30, 1997 from the level reported at December 31, 1996. Federal funds sold decreased by $2.475 million from December 31, 1996 while cash and due from banks, including interest bearing deposit accounts, decreased $1.660 million from the levels reported at year end.

Loans and Deposits
------------------

     Loans, excluding loans held for sale and term federal funds, were $396.131 million at September 30, 1997, an increase of $25.550 million over the year end level of $370.581 million. At September 30, 1996, loans, excluding loans held for sale and term federal funds, were $365.594 million.
 Growth in the Company's loan portfolio from September 30, 1996 to September 30, 1997 has been $30.537 million or 8.4%. This loan growth has occured in most major categories of the portfolio, with $18.079 million, or 59% of the total growth experienced during the past twelve months, having occurred in the mortgage loan component of the loan portfolio.

     Real estate loans continue to be the largest asset category of the Company. At September 30, 1997 loans made to individuals on owner occupied property represented 30.2% of total assets and 59.7% of the Company's mortgage loan portfolio. At September 30, 1996 loans made to individuals on owner occupied property represented 29.5% of total assets and 58.9% of the Company's mortgage loan portfolio. Loans made on owner occupied property have increased $10.375 million from year end 1996 and $12.625 million from September 30, 1996 while commercial mortgage loans have increased $5.454 million for the period beginning September 30, 1996 and ending September 30, 1997.

     Loan growth has been achieved under the Company's strategic plan and has been accomplished in accordance with credit policies designed to ensure continued strong asset quality.

     Total deposits of the Company at September 30, 1997 increased $17.232 million from levels reported at year end 1996. Noninterest-bearing deposits increased by $4.513 million at September 30, 1997 as measured against year end, while total interest bearing deposits increased $12.719 million.

     During the second quarter of 1997, the Company purchased two branches, including deposits of approximately $9,071, from another financial institution. The purchase price included goodwill/core deposit intangibles to be amortized of $890 thousand.

Allowance for Loan Losses and Nonperforming Loans
-------------------------------------------------

     The Company's nonperforming loans, which include nonaccrual, past due 90 days, and restructured loans, increased $27 thousand from year end 1996. At September 30, 1997 total nonperforming loans amounted to $1.888 million or
 .37% of total assets, compared to .38% at year end 1996. Total nonperforming loans represented .47% of total loans at September 30, 1997 compared to .78% and .49% at September 30, 1996 and December 31, 1996 respectively.

     The allowance for loan losses at September 30, 1997 decreased $39 thousand from year end 1996. Loans charged off for the period ending September 30, 1997 increased by $458 thousand when compared to the same period in 1996. A large commercial loan was written down by $379 thousand and the balance transferred to nonaccruing during the first quarter of 1997. The allowance for loan losses equaled 178% of nonperforming loans at September
30, 1997   compared to 183% and 136% for December 31, 1996 and September 30,
1996.

  Based on the components of the loan portfolio, an analysis of historical net charge-offs, and other economic considerations, management considers the allowance for loan losses to be adequate.

                             Page  12  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                               September 30, 1997

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

     The Company's loan to deposit ratio, excluding loans which are held for sale was 95% on September 30, 1997 compared to 92% at September 30, 1996.

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

Capital Resources
-----------------

     Stockholders' equity, including net unrealized gains on securities available for sale, increased from $51.341 million at December 31, 1996 to $55.083 million on September 30, 1997. Book value per share was $12.19 at September 30, 1997 compared to $11.43 at year end 1996. Excluding net unrealized gains on securities available for sale, per share book value increased $0.74 a share to $11.90 at September 30, 1997 from year end 1996. Tangible book value per share on September 30, 1997 was $10.92 compared to $10.24 for the year end 1996 and $10.05 on September 30, 1996. (Tangible book value per share is defined as total stockholders' equity less net unrealized gains on securities available for sale and goodwill/core deposit intangibles; divided by total outstanding shares.)

     For the nine months ended September 30, 1997 a total of 16,576 shares have been issued through the Company's Dividend Reinvestment and Stock Purchase Plan. A total of 313 shareholders or 48% of the Company's shareholders of record participate in the Plan.

     At September 30, 1997 the Company's Tier 1 risk based capital ratio was 13.52% and its leverage capital ratio was 9.89%. The Company and each of its affiliate banks currently exceed all capital requirements mandated by regulatory authorities.

Other
-----

     The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Company. The web site address is (http://www.sec.gov).

                             Page  13  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                               September 30, 1997

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit 27, Financial Data Schedule

          (b) No reports on Form 8-K were filed with respect to events occurring during the three months ended September 30, 1997.

                             Page  14  of  15  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                               September 30, 1997


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ANB CORPORATION


Date:  November 6, 1997            BY: /s/ James R. Schrecongost
                                      -----------------------------------
                                      James R. Schrecongost

                                      Vice Chairman, President
                                      and Chief Executive Officer


Date:  November 6, 1997            BY: /s/ Larry E. Thomas
                                      -----------------------------------
                                      Larry E. Thomas

                                      Chief Financial Officer and
                                      Principal Accounting Officer

                             Page  15  of  15  Pages