Form 10-K405
period 1997-12-31
ANB CORP
filed 1998-03-27
CIK 760992

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997     Commission file number 0-18925

                               ANB CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Indiana                                              35-1612066
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                             Identification No.)

               120 West Charles Street, Muncie, Indiana   47305
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code: (765) 747-7575

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, No-Par Value
                               (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant (for purposes of such calculation, includes persons who are not directors, executive officers or holders of more than 10% of the registrant's common stock) based upon the average of the bid and asked prices as of March 11, 1998 was approximately $125,492,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 11, 1998:
                Common Stock, No-Par Value - 4,549,874 shares

Documents incorporated by reference:

Portions of the Annual Report to Shareholders of ANB Corporation for the year ended December 31, 1997 are incorporated by reference into Part II.

Portions of the definitive proxy statement dated March 19, 1998 relating to the annual meeting of shareholders of ANB Corporation to be held on April 21, 1998 are incorporated by reference into Part III.

Exhibit index - page 22

FORM 10-K TABLE OF CONTENTS
-----------------------------------------------------------------------

                                                                          Page
Part I

  Item  1 - Business...................................................     3

  Item  2 - Properties.................................................    15

  Item  3 - Legal Proceedings..........................................    15

  Item  4 - Submission of Matters to a Vote of Security Holders........    15

Part II

  Item  5 - Market For the Registrant's Common Equity and
              Related Stockholder Matters..............................    15

  Item  6 - Selected Financial Data....................................    15

  Item  7 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    15

  Item  7A - Quantitative and Qualitative Disclosures
              About Market Risk........................................    15

  Item  8 - Financial Statements and Supplementary Data................    15

  Item  9 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure......................    16

Part III

  Item 10 - Directors and Executive Officers of the Registrant.........    16

  Item 11 - Executive Compensation.....................................    16

  Item 12 - Security Ownership of Certain Beneficial
              Owners and Management....................................    16

  Item 13 - Certain Relationships and Related Transactions.............    16

Part IV

  Item 14 - Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K......................................    17

Signatures    .........................................................    20

                                    PART I

ITEM 1. BUSINESS
------------------------------------------------------------------------------

GENERAL

ANB Corporation (the "Registrant") is a multibank holding company located in Muncie, Indiana, engaged in the business of commercial banking, and trust and asset management. The business of the Registrant is conducted through its financial institution and trust subsidiaries, American National Bank and Trust Company of Muncie ("American National"), American National Trust and Investment Management Company ("ANTIM") and Peoples Loan & Trust Bank ("Peoples"), which provide a broad range of financial services.

American National is a national banking association with its principal offices in Muncie, Delaware County, Indiana. American National was originally incorporated under the laws of the State of Indiana in 1918. In 1960, American National received its charter as a national banking association. Muncie Federal Savings Bank ("Muncie Federal"), a federally chartered mutual savings and loan association, was acquired by the Registrant in 1991 and converted to a savings bank. Muncie Federal and American National merged in 1993. The acquisition of Muncie Federal benefited the Registrant through an increase in market share and an expansion of its operations. The additional Muncie Federal offices allowed American National to increase the number of full service banking locations within Delaware County and to expand into Jay County, Indiana, northeast of the Registrant's home county. At December 31, 1997, American National had assets of $358.3 million, deposits of $280.8 million and stockholder's equity of $30.6 million.

The Registrant acquired Winchester Bancorporation ("Winchester") in Winchester, Indiana and its subsidiary bank, Peoples in early 1994. The Registrant acquired 100% of the outstanding common stock of Winchester for approximately $11.0 million. Peoples' customers are located primarily in Randolph, Wayne and surrounding counties. In December, 1995, The Saratoga State Bank ("Saratoga"), previously a subsidiary of the Registrant, was merged into Peoples. Saratoga was located in Saratoga, Randolph County, Indiana, immediately east of the Registrant's home county. In 1997, Peoples acquired a branch in Parker City, Indiana with deposits approximately $9 million. At December 31, 1997, Peoples had assets of $158.3 million, deposits of $131.1 million and stockholder's equity of $16.6 million.

ANTIM, previously the trust department of American National, traces its history to 1900 and is the successor of The Muncie Trust Company. To capitalize on its profitable $1.5 billion trust operation, American National formed its previously wholly owned subsidiary, ANTIM, which has succeeded to American National's trust business. Ownership of ANTIM was transferred from American National to the Registrant in December, 1996. ANTIM provides trust and asset management services with offices in Indianapolis, Anderson, Fort Wayne, Winchester and Muncie. In September 1997, ANTIM acquired a 15% interest in Indiana Trust & Investment Management Company in Mishawaka, Indiana, and under a Stock Acquisition Agreement, is obligated to acquire the remaining 85% by the year 2002, subject to various terms and conditions. Trust operations provide a significant source of fee income to the Registrant and in 1997 constituted 10.8% of the Registrant's total operating income.

ANB Financial Planning Services ("ANBFPS") is a wholly owned subsidiary of American National. ANBFPS offers a full range of financial planning services.

The Registrant provides its commercial banking, trust and asset management products and services through its 26 affiliated offices in eight Indiana counties, and this expanded financial base has enabled it to compete with larger bank holding companies in east central Indiana.

BUSINESS ACTIVITIES

American National and Peoples offer a wide range of depository, lending, fiduciary and related financial services to individual and business customers. The financial institutions offer checking and savings plans; investment accounts consisting of certificates of deposit, money market deposit accounts, IRA accounts and interest paying deposit accounts; provide lending services consisting of simple interest consumer loans, car and home improvement loans, student loans, commercial loans and mortgage loans; and offer credit cards (Master Card and Visa), safety deposit services, travelers checks, U. S. Savings Bonds, night depositories, bank by mail and automatic transfer services. Automated teller machines provide 24-hour service in Muncie, Winchester, Richmond, Parker City, Portland, Farmland and Yorktown. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, employee benefit plans and corporate bond trustee accounts.

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

EMPLOYEES

As of December 31, 1997, the Registrant and its subsidiaries had approximately 275 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

STATISTICAL INFORMATION

The following tables present statistical information with respect to the Registrant, which is not included in Registrant's 1997 Annual Report to Shareholders.

LOAN PORTFOLIO

Types of Loans
--------------

The loan portfolio at the dates indicated is presented below:


December 31                       1997         1996         1995         1994         1993
--------------------------------------------------------------------------------------------
                                                       (In Thousands)
Commercial                      $ 99,378     $ 81,142     $ 75,083     $ 68,361     $ 48,293
Term federal funds sold            1,500        5,500        8,784        9,969        6,260
Real estate mortgage             262,711      243,115      226,069      211,442      159,068
Individuals' loans for
  household expenditures          39,654       42,507       35,736       35,495       23,790
Tax-exempt and other loans         5,528        3,817        3,241        3,536        1,938
                                ------------------------------------------------------------

     Total loans                $408,771     $376,081     $348,913     $328,803     $239,349
                                ============================================================

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

Presented in the table below are the maturities of the commercial loan portfolio and the sensitivity of the portfolio at December 31, 1997 as to predetermined or adjustable interest rates.

                          Within        1-5         Over
                          1 Year       Years       5 Years      Total
---------------------------------------------------------------------
                                      (Dollars in Thousands)
Fixed rate loans          $14,964     $16,049      $ 2,156     $33,169
Variable rate loans        46,200      15,242        4,767      66,209
                          --------------------------------------------

  Totals                  $61,164     $31,291      $ 6,923     $99,378
                          ============================================

Per cent                    61.5%       31.5%         7.0%      100.0%

Principal balances of term loans included in the 1-5 Years and Over 5 Years categories are shown based on maturity date.

Risk Elements
-------------

Nonaccrual, past due and restructured loans


December 31                       1997         1996         1995         1994         1993
--------------------------------------------------------------------------------------------
                                                       (In Thousands)
Nonaccruing loans*              $  538       $1,326       $1,184       $2,472       $  822
Accruing loans contractually
  past due 90 days or more
  as to interest or principal
  payments                         300          472          241          390          516
Restructured loans*                590           63          880          156          629

*Impaired loans for 1997 included in nonaccruing loans totaled $190; impaired loans for 1996 included in nonaccruing and restructured loans totaled $657 and $63, respectively.

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

Interest income of $59,000 for the year ended December 31, 1997 was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $83,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified additional impaired loans of $518,000 as of December 31, 1997, not included in the risk element table, about which there are doubts as to the borrowers' ability to comply with present repayment terms. Loans are considered to be impaired when it becomes probable that the bank subsidiaries will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Risk elements are considered by management in determining the appropriate level of the allowance for loan losses.

Allocation of the Allowance for Loan Losses at December 31
----------------------------------------------------------

Presented below is an analysis of the composition of the allowance for loan losses (in thousands) and per cent of loans in each category to total loans:

                                       1997                  1996                  1995
-----------------------------------------------------------------------------------------------
                                 Amount    Per Cent    Amount    Per Cent    Amount    Per Cent
-----------------------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
Balance at December 31:
  Commercial                     $1,505      24.3%     $1,337      21.6%     $  827      21.5%
  Term federal funds sold                      .4                   1.5                   2.5
  Real estate mortgage              838      64.2         889      64.6         878      64.8
  Loans to individuals              730       9.7         581      11.3         554      10.3
  Tax exempt and other               25       1.4          23       1.0          12        .9
  Unallocated                       399                   570                   626
                                 -------------------------------------------------------------

  Totals                         $3,497     100.0%     $3,400     100.0%     $2,897     100.0%
                                 =============================================================

                                                             1994                  1993
-----------------------------------------------------------------------------------------------
                                                       Amount    Per Cent    Amount    Per Cent
-----------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Balance at December 31:
  Commercial                                           $  867      20.8%     $  664      20.2%
  Term federal funds sold                                           3.0                   2.6
  Real estate mortgage                                  1,172      64.3         343      66.5
  Loans to individuals                                    481      10.8         353       9.9
  Tax exempt and other                                     20       1.1                    .8
  Unallocated                                             158                    81
                                                       ---------------------------------------

  Totals                                               $2,698     100.0%     $1,441     100.0%
                                                       =======================================

Loan Loss Charge-off Procedures
-------------------------------

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

Provision for Loan Losses
-------------------------

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

SECURITIES PORTFOLIO

The carrying values of the components of the securities portfolio at the dates indicated were:


December 31                          1997         1996         1995
---------------------------------------------------------------------
                                             (In Thousands)
Available for sale(1)
  U. S. Treasury                   $ 14,880     $ 17,838     $ 18,173
  Federal agencies                    8,248        7,972        4,153
  State and municipal                45,031       44,166       43,105
  Corporate obligations                 100          200          447
  Mortgage-backed                                  3,078        3,695
  Other securities                      813          690          941
                                   ----------------------------------

    Total available for sale       $ 69,072     $ 73,944     $ 70,514
                                   ==================================


(1)  Available for sale securities are carried at market value.

The maturity distribution and average yields for the securities portfolio at December 31, 1997 were:

                              Within 1 Year          1-5 Years           5-10 Years        Over 10 Years
----------------------------------------------------------------------------------------------------------
                             Amount    Yield*    Amount     Yield*    Amount    Yield*    Amount    Yield*
----------------------------------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
Available for sale(2)
  U. S. Treasury             $ 5,536    6.5%     $ 9,275     6.0%
  Federal agencies                                 7,904     6.1      $   349    6.5%
  State and municipal            370    8.5        6,556    10.2       16,824    9.2      $19,043    9.3%
  Corporate obligations                              100     5.5
  Other securities               813    7.0
                             ----------------------------------------------------------------------------

    Totals                   $ 6,719    6.9%     $23,835     7.2%     $17,173    9.2%     $19,043    9.3%
                             =======             =======              =======             =======

(2) Available for sale amounts shown in the maturity distribution table are at amortized cost for computation of yields.

* Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 34% rate after adjustment for effect of non-deductible interest expense attributed to such investments.

DEPOSITS

The following table shows the average amount of deposits and the average rate of interest paid thereon for the years indicated.

                                             1997                 1996                 1995
------------------------------------------------------------------------------------------------
                                       Amount     Rate      Amount     Rate      Amount     Rate
------------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Noninterest-bearing demand            $ 48,556             $ 42,816             $ 39,780
NOW accounts                            74,511    2.5%       71,954    2.5%       67,742    2.4%
Money market investment accounts        40,304    3.2        40,383    3.1        44,235    3.0
Savings                                 26,592    2.5        28,174    2.5        29,277    2.6
Certificates of deposit                219,853    5.3       217,350    5.4       207,075    5.5
                                      --------             --------             --------

   Totals                             $409,816             $400,677             $388,109
                                      ========             ========             ========

As of December 31, 1997, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                            3-6         6-12        Over
                              3 Months     Months      Months     12 Months     Total
--------------------------------------------------------------------------------------
                                               (Dollars in Thousands)
Certificates of deposit        $33,022     $13,675     $ 6,252     $ 6,717     $59,666

Per cent                         55.3%       22.9%       10.5%       11.3%      100.0%

SHORT-TERM BORROWINGS


December 31                                          1997        1996        1995
----------------------------------------------------------------------------------
                                                            (In Thousands)
Short-term borrowings
 Federal funds purchased                           $ 6,375     $ 6,600
 Securities sold under repurchase agreements         3,980       7,203     $ 4,594
 U. S. Treasury demand notes                         2,980       3,873       3,155
                                                   -------------------------------

    Totals                                         $13,335     $17,676     $ 7,749
                                                   ===============================

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U. S. Treasury and Federal agencies securities.

Pertinent information with respect to short-term borrowings is summarized below:


December 31                                                1997        1996        1995
-----------------------------------------------------------------------------------------
Weighted average interest rate on outstanding balance
 Securities sold under repurchase agreements                 5.1%        5.1%        5.3%
 Total short-term borrowings                                 5.9         5.9         5.2

Weighted average interest rate paid on short-term
 borrowings during the year                                  5.5         5.2         5.6

Highest amount outstanding at any month end
 during the year (in thousands)
 Securities sold under repurchase agreements             $ 6,932     $ 7,203     $ 8,502

 Total short-term borrowings                              19,523      17,676      12,933

Average short-term borrowings outstanding
 during the year (in thousands)                           11,277       9,267       8,516

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

The deposits of American National and Peoples are insured by the Bank Insurance Fund ("BIF") of the FDIC. The deposits of Muncie Federal, previously a separate entity (merged into American National in 1993), continue to be insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The insurance rates paid by banks range from 0 to 27 basis points. Insurance premiums paid by banks to SAIF are also at a range from 0 to 27 basis points. The FDIC is authorized to make limited adjustments to the BIF rate schedule without notice or rulemaking as deemed necessary by the FDIC to maintain the BIF designated reserve ratio. Increases in the rate schedule could adversely impact, and decreases would positively impact, the Registrant and its subsidiary banks.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") directs that each federal banking agency prescribe standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and quality, management compensation, minimum earnings sufficient to absorb losses, and such other standards as the agency deems appropriate. The federal banking agencies have issued guidelines establishing standards for safety and soundness for operational and managerial standards and compensation standards, and has proposed guidelines for asset quality and earnings. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

Under FDICIA, as implemented by final regulations adopted by the FDIC, FDIC-insured state banks are prohibited, subject to certain exceptions, from directly or indirectly acquiring or retaining any equity investments of a type, or in an amount, that are not permissible for a national bank. FDICIA, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with FDICIA. These restrictions are not currently expected to have a material impact on the operations of Peoples.

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

Additionally, under FDICIA, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

CAPITAL REQUIREMENTS

The Registrant and its subsidiary banks must meet certain minimum capital requirements mandated by the Federal Reserve, the Comptroller of the Currency, the FDIC and state banking regulators in Indiana. These regulatory agencies require bank holding companies and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. As of January 1, 1991, the Federal Reserve required bank holding companies to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 1997, the Registrant's leverage ratio of capital to total assets was 9.8 percent.

The Federal Reserve, the Comptroller of the Currency and the FDIC each have approved the imposition of "risk-adjusted" capital ratios on bank holding companies and financial institutions. At least half of the total required capital, or 4%, must be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance.

The Registrant and each of its subsidiaries had capital to assets ratios and risk-adjusted capital ratios at December 31, 1997 in excess of the applicable regulatory minimum requirements. The following table summarizes the Registrant's risk-adjusted capital ratios under Federal Reserve guidelines at December 31, 1997:

                                                  Registrant    Regulatory
                                                 Consolidated     Minimum
                                                     Ratio      Requirement
                                                     -----      -----------
Tier 1 Capital to Risk-Weighted Assets Ratio         13.3%           4%

Total Capital to Risk-Weighted Assets Ratio          14.3%           8%

The Comptroller of the Currency and the FDIC include, in evaluations of a bank's capital adequacy, an assessment of the bank's exposure to declines in the economic value of the bank's capital due to changes in interest rates. In 1996, the FDIC, along with the Comptroller of the Currency and the Federal Reserve, issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank's capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank's internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank's overall risk profile, and its earning exposure to interest rate movements. The interagency supervisory policy statement describes the responsibilities of a bank's board of directors in implementing a risk management process and the requirements of the bank's senior management in ensuring the effective management of interest rate risk. Further, the statement specifies the elements that a risk management process must contain.

The Federal Reserve, the Comptroller of the Currency, and the FDIC have issued final regulations further revising their risk-based capital standards to include a supervisory framework for measuring market risk. The effect of these regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure. These regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes. These regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk equivalent assets and calculate risk-based capital ratios adjusted for market risk.

INTERSTATE BANKING

The Riegle Community Development and Regulatory Improvement Act of 1994 allows bank holding companies to acquire banks anywhere in the United States subject to certain state restrictions and permits an insured bank to merge with an insured bank in another state without regard to whether such merger is prohibited by state law. Additionally, an out-of-state bank may acquire the branches of an insured bank in another state without acquiring the entire bank; provided, however, that the law of the state where the branch is located permits such an acquisition. Indiana permits interstate branching (both denovo and by acquisition), subject to certain conditions, as contemplated by the Act. Bank holding companies may merge existing bank subsidiaries located in different states into one bank.

An insured bank subsidiary may act as an agent for an affiliated bank or thrift in offering limited banking services (receive deposits, renew time deposits, close loans, service loans and receive payments on loans obligations) both within the same state and across state lines.

ADDITIONAL MATTERS

In addition to the matters discussed above, the Registrant's affiliate banks are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities. Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, community reinvestment activities, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods. The extensive regulation, supervision and examination of financial institutions by the bank regulatory agencies is intended primarily for the protection of the insurance fund and depositors. Moreover, such regulation imposes substantial restrictions on the operations and activities of such institutions, and grants to regulators broad discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and establishment of adequate loan loss reserves. Any changes in such regulations, whether by legislation or regulatory action, could have a material impact on the subsidiary banks and their operations. The Registrant cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact any such actions may have on the operations of the subsidiary banks.

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

YEAR 2000 SAFETY AND SOUNDNESS

Safety and soundness guidance on the risks posed to financial institutions by the Year 2000 problem has been issued by the Federal Institutions Examination Council. The guidance underscores that Year 2000 preparation is not only an information systems issue, but also an enterprise-wide challenge that must be
addressed at the highest level of a financial institution.   The guidance sets
out the responsibilities of senior management and boards of directors in managing their Year 2000 projects. Among the responsibilities of institution managers and directors is that of managing the internal and external risks presented by providers of data-processing products and services, business partners, counterparties and major loan customers. Under the guidance, senior management must provide the board of directors with status reports, at least quarterly, on efforts to reach Year 2000 goals both internally and by the institution's major vendors. Senior managers and directors must allocate sufficient resources to ensure that high priority is given to seeing that remediation plans are fulfilled, and that the project receives the quality personnel and timely support it requires. The guidance does not require financial institutions to obtain Year 2000 certification from their vendors. Rather, an institution must implement its own internal testing or verification processes for vendor products and services to ensure that its different computer systems function properly together.

ITEM 2. PROPERTIES
------------------------------------------------------------------------------

As of December 31, 1997, the Registrant operated through twenty-six affiliated offices. American National operates eleven branch offices, nine of which are in Muncie and one in Yorktown and in Portland. Peoples operates nine full-service offices, including branches in Winchester, Saratoga, Richmond, Farmland, Parker City and Lynn. Other offices are operated by ANTIM and ANBFPS. All such offices are owned by the subsidiaries with the exception of two branches of American National and three facilities of ANTIM which are leased.


ITEM 3. LEGAL PROCEEDINGS
------------------------------------------------------------------------------

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------------------------

None


                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS
------------------------------------------------------------------------------

Market for the Registrant's common equity and related stockholder matters included in the 1997 Annual Report to Shareholders of the Registrant on page 5 is incorporated herein by reference.

As of March 13, 1998, the Registrant had approximately 654 stockholders of record.


ITEM 6. SELECTED FINANCIAL DATA
------------------------------------------------------------------------------

Selected financial data under the heading "Financial Highlights" included in the 1997 Annual Report to Shareholders of the Registrant on page 6 is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operation included in the 1997 Annual Report to Shareholders of the Registrant on pages 36 through 55 is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------------

Quantitative and qualitative disclosures about market risk included in the 1997 Annual Report to Shareholders of the Registrant on pages 50-52 is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------------------------------

Consolidated financial statements as of and for the three-year period ended December 31, 1997 and the independent auditor's report included in the 1997 Annual Report to Shareholders of the Registrant on pages 11 through 35 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------------

None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------------------------

The information to be provided under this item is incorporated by reference herein from pages 2 and 3 of the Registrant's definitive proxy statement dated March 19, 1998 as filed with the Commission pursuant to Regulation 14A.


ITEM 11.  EXECUTIVE COMPENSATION
------------------------------------------------------------------------------

The information to be provided under this item is incorporated by reference herein from pages 6 through 12 of the Registrant's definitive proxy statement dated March 19, 1998 as filed with the Commission pursuant to Regulation 14A.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------------

The information to be provided under this item is incorporated by reference herein from pages 2, 4,and 5 of the Registrant's definitive proxy statement dated March 19, 1998 as filed with the Commission pursuant to Regulation 14A.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------------------------

The information to be provided under this item is incorporated by reference herein from page 5 of the Registrant's definitive proxy statement dated March 19, 1998 as filed with the Commission pursuant to Regulation 14A.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a)(1) The following consolidated financial statements of the Registrant and subsidiaries are incorporated by reference in Item 8:

                                                                       Annual
                                                                       Report
                                                                        Page
                                                                       Number
                                                                       ------

        Independent Auditor's Report                                     11

        Consolidated Balance Sheet as of December 31, 1997 and 1996      12

        Consolidated Statement of Income for the years ended
        December 31, 1997, 1996 and 1995                                 13

        Consolidated Statement of Changes in Stockholders' Equity
        for the years ended December 31, 1997, 1996 and 1995             14

        Consolidated Statement of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995                                 15

        Notes to Consolidated Financial Statements                    16 -- 35

   (2) All financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   (3)  Listing of Exhibits:

           Exhibit Number                    Description
           --------------                    -----------

                2.01 Restated and Amended Plan and Agreement of Reorganization (Incorporated herein by reference to Exhibit 2.01 of Form S-1 Registration Statement, Commission File No. 33-36958).

                2.02 Restated and Amended Plan of Merger-Conversion (Incorporated herein by reference to Exhibit 2.02 of Form S-1 Registration Statement, Commission File No. 33-36958).

   (3)  Listing of Exhibits:

           Exhibit Number                    Description
           --------------                    -----------

                2.03 Agreement of Merger and Reorganization, as amended by Amendment and Waiver (Incorporated herein by reference to Exhibit 2.03 of the Registrant's Form 8-K filed on February 4, 1994).

                3.01 Articles of Incorporation of the Registrant, as amended (Incorporated herein by reference to Exhibit 3.01 of the Registrant's 1995 Form 10-K Annual Report).

                3.02 Bylaws of the Registrant, as amended (Incorporated herein by reference to Exhibit 3.02 of the Registrant's 1996 Form 10-K Annual Report).

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

   (3)  Listing of Exhibits:

           Exhibit Number                    Description
           --------------                    -----------

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

               10.11       ANB Corporation 1995 Stock Option Plan
                           (Incorporated herein by reference to Exhibit 4.3 of Form S-8 Registration Statement, Commission File No. 33- 95866 filed on August 18, 1995).

               10.12 ANB Corporation 1996 Directors' Stock Option Plan (Incorporated herein by reference to Exhibit 10.13 of the Registrant's 1996 Form 10-K Annual Report).

               10.13 Employment Agreement dated December 1, 1997 by and among Jerome J. Gassen, ANB Corporation and a subsidiary of ANB Corporation.

               10.14 Employment and Noncompetition Agreement dated September 16, 1997 by and among R. Michael Miner, ANB Corporation and a subsidiary of ANB Corporation.

               10.15 Employment and Noncompetition Agreement dated October 17, 1997 by and among Mark W. Cremonie, ANB Corporation and a subsidiary of ANB Corporation

                 13 1997 Annual Report to Shareholders of ANB Corporation (Incorporated in part into this Form 10-K by reference).

                 21        Subsidiaries of the Registrant.

                 23        Consent of Geo. S. Olive & Co. LLC.

                 27 Financial Data Schedule (Included in electronic version only).

                 99 Annual financial statements and independent auditor's report for Stock Investment Plan of ANB Corporation for the year ended December 31, 1997.

(b) During the fourth quarter of 1997, the Registrant did not file any reports on Form 8-K.

(c)     See the listing of exhibits in Item 14(a)(3).

(d)     No financial statement schedules are required to be submitted.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 23rd day of March, 1998.

                                     ANB CORPORATION
                                       (Registrant)


                                     By: /s/  James R. Schrecongost
                                     -----------------------------------------
                                              James R. Schrecongost, Vice
                                              Chairman, President and Chief
                                              Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated below as of the 23rd day of March, 1998.

Name            Title
------------------------------------------------------------------------------


/s/ Kelly N. Stanley                 Chairman of the Board of Directors
---------------------------------
    Kelly N. Stanley



/s/ James R. Schrecongost            Vice Chairman, President and
---------------------------------    Chief Executive Officer
    James R. Schrecongost



/s/ Larry E. Thomas                  Treasurer (Chief Financial Officer
---------------------------------    and Principal Accounting Officer)
    Larry E. Thomas



/s/ Ben E. Delk                      Director
---------------------------------
    Ben E. Delk



/s/ Madelyn K. Ferris                Director
---------------------------------
    Madelyn K. Ferris



/s/ R. David Hoover                  Director
---------------------------------
    R. David Hoover

                                     Director
---------------------------------
    William L. Peterson



/s/ Donald A. Ross                   Director
---------------------------------
    Donald A. Ross



/s/ Chris L. Talley                  Director
---------------------------------
    Chris L. Talley



/s/ Leon V. Towne                    Director
---------------------------------
    Leon V. Towne

                                EXHIBIT INDEX


Exhibit Number                       Description
--------------                       -----------

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

    3.02 Bylaws of the Registrant, as amended (Incorporated herein by reference to Exhibit 3.02 of the Registrant's 1996 Form 10-K Annual Report).

   10.01 ANB Corporation Stock Option Plan (Incorporated herein by reference to Exhibit 4.3 of Form S-8 Registration Statement, Commission File No. 33- 95868 filed on August 18, 1995).

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

Exhibit Number                       Description
--------------                       -----------

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

   10.11 ANB Corporation 1995 Stock Option Plan (Incorporated herein by reference to Exhibit 4.3 of Form S-8 Registration Statement, Commission File No. 33- 95866 filed on August 18, 1995).

   10.12        ANB Corporation 1996 Directors' Stock Option Plan
                (Incorporated herein by reference to Exhibit 10.13 of the Registrant's 1996 Form 10-K Annual Report).

   10.13 Employment Agreement dated December 1, 1997 by and among Jerome J. Gassen, ANB Corporation and a subsidiary of ANB Corporation.

   10.14 Employment and Noncompetition Agreement dated September 16, 1997 by and among R. Michael Miner, ANB Corporation and a subsidiary of ANB Corporation.

   10.15 Employment and Noncompetition Agreement dated October 17, 1997 by and among Mark W. Cremonie, ANB Corporation and a subsidiary of ANB Corporation

     13 1997 Annual Report to Shareholders of ANB Corporation (Incorporated in part into this Form 10-K by reference).

     21         Subsidiaries of the Registrant.

     23         Consent of Geo. S. Olive & Co. LLC.

     27         Financial Data Schedule (Included in electronic version only).

     99 Annual financial statements and independent auditor's report for Stock Investment Plan of ANB Corporation for the year ended December 31, 1997.