Form 10-K405/A
period 1997-12-31
ANB CORP
filed 1998-04-28
CIK 760992

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

Exhibit index - page 22

This form 10-K/A is being filed to include the annual financial statements and independent auditor's report for the Stock Investment Plan of ANB Corporation as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, not previously included in Form 10-K.

This Form 10-K/A includes the following exhibits:

Exhibit Number                          Description
--------------                          -----------

      23             Consent of Geo. S. Olive & Co. LLC

      99 Annual financial statements and independent auditor's report for Stock investment Plan of ANB Corporation for the year ended December 31, 1997

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 21st day of April, 1998.

                                      ANB CORPORATION
                                      (Registrant)


                                      By: /s/ James R. Schrecongost
                                          ------------------------------------
                                          James R. Schrecongost,
                                          Vice Chairman, President and Chief
                                               Executive Officer