Form 10-Q
period 1998-03-31
ANB CORP
filed 1998-05-14
CIK 760992

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


     March 31, 1998                                  0-18925
  ---------------------                        ----------------------
  For the quarter ended                        Commission file number


                               ANB CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             INDIANA                                 35-1612066
  -------------------------------                ------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)


              120 West Charles Street,  Muncie, Indiana   47305
              -------------------------------------------------
                    Address of principal executive offices

                                 765-747-7575
                  -----------------------------------------
                  Registrant's telephone number & area code



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

    As of May 8, 1998 there were outstanding 4,559,350 Common Shares, $1 stated value, of the Registrant.

                            Page  1  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                March 31, 1998


                              TABLE OF CONTENTS
                              -----------------

  Part I - Financial Information:
                                                                   Page
        Item 1 - Financial Statements                              ----

                 Consolidated Condensed Balance Sheet...........   3

                 Consolidated Condensed Statement of Income.....   4 - 5

                 Consolidated Condensed Statement of Changes in
                 Stockholders' Equity...........................   6

                 Consolidated Condensed Statement of Cash
                 Flows..........................................   7

                 Notes to Consolidated Condensed Financial
                 Statements.....................................   8 - 9

        Item 2   Management's Discussion and Analysis of-
                 Financial Condition and Results of Operations..  10 - 13

        Item 3   Quantitative and Qualitative Disclosures
                   About Market Risk............................  13

  Part II  -  Other Information:

        Item 6 - Exhibits and Reports on Form 8-K...............  14

  Signatures....................................................  15

                            Page  2  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                        PART I.  FINANCIAL INFORMATION
                         Item 1. Financial Statements
                     CONSOLIDATED CONDENSED BALANCE SHEET
                            (Dollars in Thousands)
                                 (Unaudited)

                                                               March 31,        December 31,
                                                                 1998               1997
ASSETS                                                         --------         ------------
    Cash and due from banks ...........................         $19,206            $22,262
    Interest-bearing deposit accounts..................             570                391
                                                               --------           --------
        Cash and cash equivalents......................          19,776             22,653

    Securities available for sale:
        Taxable........................................          26,364             24,041
        Tax exempt.....................................          44,161             45,031
                                                               --------           --------
           Total securities available for sale.........          70,525             69,072

    Loans:
        Loans..........................................         411,136            408,771
          Allowance for loan losses....................          (3,537)            (3,497)
                                                               --------           --------
           Net loans...................................         407,599            405,274

    Loans held for sale ...............................           1,135                 76
    Premises and equipment.............................          12,371             11,664
    Federal Reserve & Federal Home Loan Bank Stock                5,031              4,699
    Other real estate..................................             467                518
    Interest receivable................................           3,855              4,532
    Goodwill and core deposit intangibles .............           4,921              5,050
    Other assets.......................................           1,741              1,952
                                                               --------           --------
           Total assets................................        $527,421           $525,490
                                                               ========           ========
LIABILITIES
    Deposits
        Noninterest bearing............................         $50,900            $54,640
        Interest bearing...............................         362,983            356,622
                                                               --------           --------
           Total deposits                                       413,883            411,262
    Short-term borrowings..............................           4,875             13,335
    Federal Home Loan Bank advances....................          45,570             39,615
    Interest payable...................................           1,575              1,334
    Other liabilities..................................           3,938              3,711
                                                               --------           --------
           Total liabilities...........................         469,841            469,257
                                                               --------           --------
    Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
    Preferred stock, without par value:
        Authorized-250,000 shares, none issued
    Common stock, $1 stated value:
        Authorized-20,000,000 shares
        Issued and outstanding-4,554,205 and
          4,530,974 shares.............................           4,554              4,531
    Capital surplus....................................           8,000              7,691
    Capital surplus-stock options......................             335                335
    Retained earnings..................................          43,404             42,286
    Accumulated other comprehensive income.............           1,287              1,390
                                                               --------           --------
           Total stockholders' equity..................          57,580             56,233
                                                               --------           --------
           Total liabilities and stockholders' equity..        $527,421           $525,490
                                                               ========           ========

                            Page  3  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                 (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                             1998                   1997
                                             ----                   ----
Interest Income
    Loans, including fees:
        Taxable......................       $9,144                 $8,271
        Tax exempt...................           42                     26
    Securities available for sale:
        Taxable......................          401                    436
        Tax exempt...................          653                    644
    Federal funds sold...............           86                     54
    Other interest
        income.......................           82                     43
           Total interest                   ------                 ------
               income................       10,408                  9,474
                                            ------                 ------
Interest Expense
    Deposits.........................        3,867                  3,715
    Short-term
        borrowings...................           67                    122
    FHLB advances....................          625                    253
           Total interest                   ------                 ------
               expense...............        4,559                  4,090
                                            ------                 ------
NET INTEREST INCOME..................        5,849                  5,384
    Provision for loan
        losses.......................          129                    277
                                            ------                 ------
NET INTEREST INCOME
    AFTER PROVISION FOR
        LOAN LOSSES..................        5,720                  5,107

                            Page  4  of  15  Pages

(continued)
                               ANB CORPORATION
                                  FORM 10-Q
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                 (Unaudited)

                                                Three Months Ended
                                                      March 31,
                                           1998                   1997
                                           ----                   ----
Other Income:
    Fiduciary activities...........       1,467                  1,175
    Service charges on
      deposit accounts.............         318                    328
    Other customer fees............         109                    106
    Investment securities
      gains, net...................          25                      6
    Net loans sold gains...........          76                     21
    Other operating
        income.....................         152                    136
           Total other                   ------                 ------
               income..............       2,147                  1,772
                                         ------                 ------
Other Expenses:
    Salaries and
        employee benefits..........       2,752                  2,456
    Premises and
        equipment expense..........         881                    712
    Advertising....................         214                    124
    Printing, supplies
        and stationery.............         171                    137
    Professional fees..............          78                    114
    Deposit insurance
        premiums...................          25                      5
    Goodwill and core
        deposit intangibles
      inamortization...............         129                     94
    Other operating
        expenses...................         778                    688
           Total other                   ------                 ------
            expenses...............       5,028                  4,330
                                         ------                 ------
INCOME BEFORE INCOME
  TAX EXPENSE......................       2,839                  2,549
      Income tax expense...........         948                    846
                                         ------                 ------
NET INCOME.........................      $1,891                 $1,703
                                         ======                 ======
NET INCOME PER SHARE:
    Basic .........................       $0.42                  $0.38
    Diluted .......................       $0.41                  $0.37

Cash Dividends.....................       $0.17                  $0.15

                            Page  5  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
     CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                  1998            1997
                                                                  ----            ----
Balance, January 1 ..................................           $56,233         $51,341

Comprehensive income:

    Net income.......................................             1,891           1,703

    Other comprehensive income, net of tax:

        Unrealized gains(losses) on securities
           available for sale.

           Unrealized holding losses arising
               during period.........................               (88)           (226)

           Reclassification adjustment for
               gains included in net income..........                15               4
                                                                 ------          ------
           Net unrealized losses.....................              (103)           (230)
                                                                 ------          ------
    Comprehensive income.............................             1,788           1,473

Cash dividends ($.17 and $.15 per share).............              (773)           (675)

Exercise of stock options ...........................               217              54

Stock tendered in exercise of stock options..........              (148)            (60)

Tax benefit on stock options exercised...............               144              43

Stock issued under dividend reinvestment
    and stock purchase plan..........................               119             112
                                                                -------         -------
Balance, March 31 ...................................           $57,580         $52,288
                                                                =======         =======

                            Page  6  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                     (Dollars in th(Dollars in Thousands)
                                 (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                             1998            1997
                                                             ----            ----
OPERATING ACTIVITIES:
    Net income.......................................       $1,891          $1,703
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for loan losses....................          129             277
        Depreciation.................................          425             293
        Securities amortization......................            3              12
        Amortization of goodwill, other intangibles
           and fair value adjustments................          129              94
        Net loans sold gains.........................          (76)            (21)
        Mortgage loans originated for sale...........      (10,994)         (1,341)
        Proceeds from sale of mortgage loans.........       10,011           1,525
        Net change in:
           Interest receivable.......................          677             429
           Interest payable..........................          241             189
        Other adjustments............................          684            (292)
                                                             -----           -----
          Net cash provided by operating activities..        3,120           2,868
                                                             -----           -----
INVESTING ACTIVITIES:
    Purchases of available for sale securities.......       (5,928)         (1,899)
    Proceeds from available for sale securities
      maturities and sales...........................        3,841           6,009
    Net increase in loans............................       (2,453)            156
    Purchases of premises and equipment..............       (1,132)           (479)
            Net cash provided (used)                        ------          ------
                 by investing activities.............       (5,672)          3,787
                                                            ------          ------
FINANCING ACTIVITIES:
    Net change in noninterest-bearing,
      NOW, money market and savings deposits.........       (2,423)         (4,496)
    Net change in certificates of
      deposits and other time deposits...............        5,044          (5,744)
    Net change in short-term borrowings..............       (8,460)         (4,572)
    Proceeds from Federal Home Loan Bank advances....       14,955           5,000
    Repayment of Federal Home Loan Bank advances.....       (9,000)
    Cash dividends...................................         (773)           (675)
    Stock sold:
        Exercise of stock options....................          213              54
        Dividend reinvestment and stock purchase plan          119             112
    Stock reacquired.................................                          (60)
                                                            ------          ------
            Net cash used by financing activities....         (325)        (10,381)
                                                            ------          ------
NET CHANGE IN CASH AND CASH EQUIVALENTS..............       (2,877)         (3,726)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......       22,653          24,384
                                                           -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............      $19,776         $20,658
                                                           =======         =======
Additional Cash Flows Information:
    Interest paid....................................       $4,318          $3,901
    Income tax paid..................................          210             285


                            Page  7  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                March 31, 1998
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Table Dollar Amounts in Thousands)

NOTE 1--GENERAL:

    The significant accounting policies followed by ANB Corporation (Company) and its subsidiaries, American National Bank and Trust Company of Muncie, American National Trust and Investment Management Company and Peoples Loan & Trust Bank, Winchester, for interim financial reporting, are consistent with the accounting policies followed for annual financial reporting. The accompanying financial statements are unaudited, however, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of those expected for the remainder of the year.

    The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                    1998          1997
                                                    ----          ----
Accumulated comprehensive income
    Balance, January 1 ..................         $1,390        $1,198
    Net unrealized gains(losses).........           (103)         (230)
                                                  ------        ------
    Balance, March 31 ...................         $1,287          $968
                                                  ======        ======
Income tax expense (benefit):
    Unrealized holding losses...........            ($58)        ($148)
    Reclassification adjustments.........            $10            $2

NOTE 2--INVESTMENT SECURITIES:

                                                                   1998
                                       -----------------------------------------------------------
                                                          Gross             Gross
                                       Amortized        Unrealized        Unrealized        Fair
March 31                                 Cost             Gains             Losses          Value
--------------------------------------------------------------------------------------------------
Available for sale:
    U.S. Treasury.........              $12,565             $88               $4           $12,649
    Federal agencies......               13,274              14               20            13,268
    State and municipal...               42,107           2,058                4            44,161
    Mortgage-backed
        securities........
    Marketable equity
        securities........                  347                                                347
    Corporate obligations                   100                                                100
                                        ----------------------------------------------------------
        Total investment
           securities.....              $68,393          $2,160              $28           $70,525
                                        ==========================================================

                                                                   1997
                                       -----------------------------------------------------------
                                                          Gross             Gross
                                       Amortized        Unrealized        Unrealized        Fair
December 31                              Cost             Gains             Losses          Value
--------------------------------------------------------------------------------------------------
Available for sale:
    U.S. Treasury.........              $14,811         $   76               $7            $14,880
    Federal agencies......                8,253             11               16              8,248
    State and municipal...               42,793          2,241                3             45,031
    Mortgage-backed
        securities........
    Marketable equity
        securities........                  813                                                813
    Corporate obligations                   100                                                100
                                        ----------------------------------------------------------
        Total investment
           securities.....              $66,770         $2,328               $26           $69,072
                                        ==========================================================

                            Page  8  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 3--LOANS AND ALLOWANCE:

                                                           March 31,            December 31,
                                                              1998                   1997
                                                              ----                   ----
Loans
    Commercial and industrial loans.............            $93,115                $99,378
    Term federal funds sold.....................              6,250                  1,500
    Real estate loans:
        One-to-four family properties...........            155,927                157,570
        Other...................................            110,480                105,141
    Individuals' loans for household and other
        personal expenditures...................             38,804                 39,654
    Tax exempt loans............................              3,801                  2,994
    Other loans.................................              2,759                  2,534
                                                           --------               --------
              Total loans.......................           $411,136               $408,771
                                                           ========               ========
Nonperforming loans
    Nonaccruing loans...........................               $604                   $538
    Accruing loans contractually past due
        90 days or more other than nonaccruing..                179                    300
    Restructured loans..........................                580                    590
                                                             ------                 ------
              Total nonperforming loans.........             $1,363                 $1,428
                                                             ======                 ======

                                                                  Three Months Ended
                                                                       March 31,
                                                              1998                   1997
                                                             ------                 ------
Allowance for loan losses
    Balances, beginning of period...............             $3,497                 $3,400
    Provision for losses........................                129                    277
    Recoveries on loans.........................                 11                    138
    Loans charged off...........................               (100)                  (481)
                                                             ------                 ------
    Balances, end of period.....................             $3,537                 $3,334
                                                             ======                 ======

NOTE 4--DEPOSITS:

                                                March 31,        December 31,
                                                   1998              1997
                                                   ----              ----
Deposits
    Noninterest bearing.....................     $50,900           $54,640
    NOW accounts............................      72,758            73,658
    Money market deposit accounts...........      44,130            42,687
    Savings deposits........................      26,571            25,797
    Certificates and other time deposits
       of $100,000 or more..................      64,817            59,666
    Other certificates and time deposits....     154,707           154,814
                                                --------          --------
          Total deposits....................    $413,883          $411,262
                                                ========          ========

NOTE 5--EARNINGS PER SHARE

Earnings per share ("EPS") were computed as follows:

                                                   1998                                   1997
                                    ----------------------------------     ------------------------------------
                                                Weighted-                               Weighted-
                                                 Average     Per Share                   Average      Per Share
Quarter Ended March 31,             Income       Shares        Amount      Income        Shares        Amount
---------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share

  Income available to
  common stockholders.........      $1,891      4,540,421       $0.42      $1,703       4,492,565       $0.38
                                                                =====                                   =====
Effect of dilutive
  stock options...............           -        123,282                       -          94,175
                                    ------      ---------                  ------       ---------

Dilutive Earnings Per Share

  Income available to
  common stockholders
  and assumed
  conversion..............          $1,891      4,663,703       $0.41      $1,703       4,586,740       $0.37
                                    ======      =========       =====      ======       =========       =====

                            Page  9  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                March 31, 1998

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

Net Income
----------

    Net income for the first three months of 1998 was $1.891 million compared to $1.703 million for the first three months of 1997, an increase of $188 thousand or 11.0%. Diluted net income per share for the first three months of 1998 was $.41, an increase of $.04 or 10.8% from the $.37 per share which was reported for the first three months of 1997.

    The Company's return on average assets for the first three months of 1998 was 1.46%, an increase of 3 basis points over the first three months of 1997 and a 5 basis point improvement over the 1997 year ended return on average assets of 1.41%.

    Return on average equity for the first three months of 1998 was 13.80% compared to 13.62% for the same period in 1997.

    The Company's diluted cash or tangible earnings per share (diluted net income per share plus the amortization expense per share of goodwill and core deposit intangibles) for the first three months of 1998 was $.43 per share compared to $.39 per share for the comparable period in 1997.

    Factors which impacted the Company's net income during the first three months of 1998 are discussed in the "Net Interest Income" and "Other Income and Expense" sections.

Net Interest Income
-------------------

    Net interest income is the difference between interest and fees earned on earning assets and interest paid on interest bearing liabililties. It is the largest and most critical component of the Company's earnings and is impacted by both rates and volume of earning assets and interest-bearing liabilities. The Company's net interest income, reported on a fully tax equivalent basis
(FTE), increased $474 thousand or 8.3% for the three months ended March 31, 1998 when compared to the same three month period last year. For the quarter ended March 31, 1998 total interest income expressed on a fully tax equivalent basis, increased by $943 thousand when compared to first quarter of 1997. Total interest expense of the Company increased only $469 thousand from the amount reported for first quarter 1997.

    Net interest margin (FTE) expressed as a percent of earning assets was 5.13% for the first three months of 1998, a slight increase from the 5.11% which was reported for the first quarter of 1997.

    Increased levels of loan volume have been the primary reason for higher total interest income and improving net interest margins. Interest income from taxable loans increased $873 thousand or 10.6% for the first quarter of 1998 when compared to first quarter of 1997. Quality loan portfolio growth continues to be a primary focus of the Company.

                           Page  10  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                March 31, 1998

Provision for Loan Losses
-------------------------

    The Company's provision for loan losses decreased $148 thousand for the three months ended March 31, 1998 when compared to the same period in 1997. For the first quarter of 1998 the provision expense was $129 thousand compared to $277 thousand for the first quarter of 1997.

    Increases in the Company's provision for loan losses were required to replenish the allowance for loan losses for charge-offs recorded during the first three months of 1998.

    Net charge-offs during the first three months of 1998 were $89 thousand compared to net charge-offs of $343 thousand for the comparable period in 1997. During the first quarter of 1997, a large commercial loan of approxi-mately $725 thousand was written down by $379 thousand and the balance was transferred to nonaccruing loans. Net charged-off loans as a percentage of average loans was .02% at March 31, 1998 compared to .09% for the same three month period in 1997.

Other Income and Expense
------------------------

    Other income represents income received which is not directly related to the Company's interest-earning assets, except for gains and losses on securities and loans held for sale. Total other income increased $375 thousand or 21.2% during the first three months of 1998 compared to the same period one year ago. Fees generated from fiduciary activities increased $292 thousand for first quarter 1998 over 1997. This significant increase occured as a result of increased levels of accounts under management and higher market values of those assets being managed.

    Gains on sales of loans were higher by $55 thousand for 1998 over 1997, as a result of increased volume in loan production and resulting sales.

    Total other expenses increased $698 thousand or 16.1% in the first three months of 1998 compared to the same period in 1997. Salaries and employee benefits increased $296 thousand or 12.1%. The Company's full time equivalent employees were 278 at March 31, 1998 compared to 257 at first quarter end in 1997. In addition to modest general additions to staff in specific areas, full time equivalent employees have increased due to branch acquisitions and expansion into the Indianapolis market by the Company's trust affiliate, both of which occured after first quarter 1997. Also, expense relating to the Company/affiliates incentive bonus plans were slightly higher at March 31, 1998 when compared to one year ago.

    Premises and equipment expense increased $169 thousand or 23.7% from the level reported for the three months ended March 31, 1998. First quarter 1998 reflects increased depreciation and operating costs associated with the Company's purchase and installation in fourth quarter 1997, of a new corporate in-house core data processing system and supporting delivery systems for affiliates and their customers.

    Advertising expense rose by $90 thousand for first quarter 1998 over the same period one year ago. Expansion into new markets has required marketing campaigns announcing our services and in addition, business development for new products and services has been required.

    Professional fees for first quarter of 1998 were $36 thousand less than the first quarter of 1997. In 1997 professional fees relating to the Company's purchase of two existing branches, including deposits and real estate, increased this category. In addition, matters requiring outside legal and accounting expertise were greater for first quarter in 1997 than for first quarter 1998.

Income Taxes
------------

    Income tax expense, including both federal income tax and the Indiana franchise tax increased by $102 thousand for the first three months of 1998 over 1997. Income before income tax increased $290 thousand or 11.4% for the first three months of 1998 over 1997. The effective tax rate for the period ending March 31, 1998 was 33.4% compared to 33.2% for the first three months of 1997.

                           Page  11  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                March 31, 1998

Balance Sheet
-------------

    The Company's total assets increased $1.931 million from the level reported at year end 1997. When compared to March 31, 1997 total assets have increased $42.173 million or 8.7%. For the first quarter in 1998 average assets were $523.965 million compared to $487.677 million for the first quarter of 1997.

    Cash and cash equivalents decreased $2.877 million at March 31, 1998 from the level reported at December 31, 1997. Cash and due from banks declined $3.056 million from the levels reported at year end, while interest bearing deposit accounts increased $179 thousand.

Loans and Deposits
------------------

    Loans, excluding loans held for sale and term federal funds, were $404.886 million at March 31, 1998, a decline of $2.385 million over the year end 1997 level of $407.271 million. At March 31, 1997, loans, excluding loans held for sale and term federal funds, were $371.957 million. Growth in the Company's loan portfolio from March 31, 1997 to March 31, 1998 has been $32.929 million or 8.9%. This loan growth has occured in most major categories of the portfolio, with $21.808 million, or 66.2% of the total growth experienced during the past twelve months, having occurred in the mortgage loan component of the loan portfolio.

    Real estate loans continue to be the largest asset category of the Company. At March 31, 1998 loans made to individuals on owner occupied property represented 29.6% of total assets and 58.5% of the Company's mortgage loan portfolio. At March 31, 1997 loans made to individuals on owner occupied property represented 30.1% of total assets and 59.7% of the Company's mortgage loan portfolio. Over the last twelve months loans on owner occupied property and commercial mortgage loans have grown $9.854 million and $11.954 million respectively.

    Loan growth has been achieved under the Company's strategic plan and has been accomplished in accordance with credit policies designed to ensure continued strong asset quality.

    Total deposits of the Company at March 31, 1998 increased $2.621 million from levels reported at year end 1997. Noninterest-bearing deposits declined by $3.740 million at March 31, 1998 as measured against year end, while total interest bearing deposits increased $6.361 million. Average interest bearing deposits were higher by $11.722 million or 3.3% for first quarter 1998, when compared to the same period last year.

Allowance for Loan Losses and Nonperforming Loans
-------------------------------------------------

    The Company's nonperforming loans, which include nonaccrual, past due 90 days, and restructured loans, decreased $65 thousand from year end 1997. At March 31, 1998 total nonperforming loans amounted to $1.363 million or .26% of total assets, compared to .27% of total assets at year end 1997. Total nonperforming loans represented .33% of total loans at March 31, 1998, compared to .42% and .35% on March 31, 1997 and December 31, 1997 respectively.

    The allowance for loan losses at March 31, 1998 increased $40 thousand from year end 1997. Loans charged off for the period ending March 31, 1998 decreased by $381 thousand when compared to the same period in 1997. In the first quarter of 1997 a large commercial loan was written down by $379 thousand and the balance transferred to nonaccruing loans. The allowance for loan losses equaled 260% of nonperforming loans at March 31, 1998 compared to 245% and 210% for December 31, 1997 and March 31, 1997.

    Based on the components of the loan portfolio, an analysis of historical net charge-offs, and other economic considerations, management considers the allowance for loan losses to be adequate.

                           Page  12  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                March 31, 1998

Liquidity, Rate Sensitivity and Market Risk
-------------------------------------------

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

    Market risk is the risk of loss in financial instruments arising from adverse changes in market rates and prices. Interest rate risk is the primary source of market risk for the Company. Interest rate risk is always present in the Company's balance sheet, impacting the Company's performance and value. The Company's Asset/Liability Management committees monitor and manage interest rate risk on an ongoing basis.

    Interest rate risk represents the sensitivity of earnings to changes in market interest rates. When interest rates change, the interest income and expense streams associated with the Company's financial instruments change, thereby impacting net interest income. The Company uses a rate sensitivity gap and rate shock analysis model for estimating the impact on net interest income in the event of market interest rate changes. The timing mismatch between the repricing of assets and liabilities is at the core of interest rate risk. If repricing opportunities of assets and liabilities were identical, there would be no risk and the spread between the two would remain constant if assets and liabilities were priced from the same index or yield curve. However, in reality the mismatch exists, and it is the Company's challenge to quantify and manage the timing difference of the interest spread.

    Based on the Company's model utilized, if market interest rates were to immediately increase 100 basis points, the Company would experience a slight decline in earnings, due to a decrease in net interest income of approximately $240 thousand over a one year time period. This hypothetical estimate is based on numerous assumptions including yield curve shape and loan amortiza-tion. In addition, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The analysis assesses the behavior of earning assets and interest bearing liabilities and assumes that account rate behavior correlates to economic behavior. The Company cannot make any assurances as to the predic-tive nature of these assumptions, nor can it assess the impact of such variables as prepayment and refinancing levels, depositor withdrawals, customer product preference changes, and competitive factors, as well as other internal and external variables. In addition, this analysis cannot reflect actions taken by the Company's Asset/Liability Management committees; therefore, this analysis should not be relied upon as indicative of expected operating results.

Capital Resources
-----------------

    Stockholders' equity, including net unrealized gains on securities available for sale, increased from $56.233 million at December 31, 1997 to $57.580 million on March 31, 1998. Book value per share was $12.64 at March 31, 1998 compared to $12.41 at year end 1997. Excluding net unrealized gains on securities available for sale, per share book value increased $0.26 a share to $12.36 at March 31, 1998 from year end 1997. Tangible book value per share on March 31, 1998 was $11.38 compared to $11.09 for the year end 1997 and $10.49 on March 31, 1997. (Tangible book value per share is defined as total stockholders' equity less net unrealized gains on securities available for sale and goodwill/core deposit intangibles; divided by total outstanding shares.)

    For the three months ended March 31, 1998 a total of 4,206 shares were issued under the Company's Dividend Reinvestment and Stock Purchase Plan. A total of 329 shareholders or about 50% of the Company's shareholders of record participate in the Plan.

    At March 31, 1998 the Company's Tier 1 risk based capital ratio was 13.71% and its leverage capital ratio was 9.89%. The Company and each of its affiliate banks currently exceed all capital requirements mandated by regulatory authorities.

Year 2000 Compliance
--------------------

    A significant issue has emerged in the banking industry and for the economy overall regarding how existing application software program and operating systems can accommodate the date value for the year 2000. The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has formed a year 2000 review committee to focus on potential operational problems associated with this issue. The financial impact to the Company to ensure year 2000 compliance is not anticipated by management to be material to the financial position, results of operations or cash flow of the Company.

Other
-----

    The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Company, and that the address is (http://www.sec.gov).

                           Page  13  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                March 31, 1998

                          PART II. OTHER INFORMATION
                          --------------------------

Item 6.  Exhibits and Reports on Form 8-K

                (a) Exhibits

                    Exhibit 27, Financial Data Schedule

                (b) No reports on Form 8-K were filed with respect to events occurring during the three months ended March 31, 1998.












                           Page  14  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                March 31, 1998


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ANB CORPORATION

                                           BY:   /s/ James R. Schrecongost
Date:  May 8, 1998                             ----------------------------
                                                James R. Schrecongost

                                           Vice Chairman, President and CEO


                                           BY:   /s/ Larry E. Thomas
Date:  May 8, 1998                             ----------------------------
                                                Larry E. Thomas

                                           Chief Financial Officer and
                                           Principal Accounting Officer



                           Page  15  of  15  Pages