Form 10-Q
period 1998-06-30
ANB CORP
filed 1998-08-12
CIK 760992

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


      June 30, 1998                                    0-18925
   ---------------------                        ----------------------
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

     As of August 10, 1998 there were outstanding 4,560,614 Common Shares, $1 stated value, of the Registrant.

                            Page  1  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                June 30, 1998

-----------------------------------------------------------------------------
                              TABLE OF CONTENTS
                              -----------------


    Part I - Financial Information:

            Item 1 - Financial Statements                             Page
                                                                      ----
                     Consolidated Condensed Balance Sheet...........   3

                     Consolidated Condensed Statement of Income.....   4 - 5

                     Consolidated Condensed Statement of Changes in
                     Stockholders' Equity...........................   6

                     Consolidated Condensed Statement of Cash
                     Flows..........................................   7

                     Notes to Consolidated Condensed Financial
                     Statements.....................................   8 - 9

            Item 2   Management's Discussion and Analysis of-
                     Financial Condition and Results of Operations..  10 - 13

            Item 3   Quantitative and Qualitative Disclosures
                       About Market Risk............................  13

    Part II  -  Other Information:

            Item 4 - Submission of Matters to a Vote of
                     Security Holders................................ 14


            Item 6 - Exhibits and Reports on Form 8-K...............  14

    Signatures......................................................  15

                            Page  2  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                        PART I.  FINANCIAL INFORMATION
                         Item 1. Financial Statements
                     CONSOLIDATED CONDENSED BALANCE SHEET
                            (Dollars in Thousands)
                                 (Unaudited)
-----------------------------------------------------------------------------

                                                                         June 30,           December 31,
                                                                          1998                  1997
                                                                        ---------           ------------
ASSETS
     Cash and due from banks ................................            $27,095              $22,262
     Interest-bearing deposit accounts.......................                296                  391
                                                                        --------             --------
           Cash and cash equivalents.........................             27,391               22,653

     Securities available for sale:
           Taxable...........................................             25,427               24,041
           Tax exempt........................................             45,282               45,031
                                                                        --------             --------
                Total securities available for sale..........             70,709               69,072

     Loans:
           Loans.............................................            415,756              408,771
             Allowance for loan losses.......................             (3,577)              (3,497)
                                                                        --------             --------
                Net loans....................................            412,179              405,274

     Loans held for sale ....................................                518                   76
     Premises and equipment..................................             12,182               11,664
     Federal Reserve & Federal Home Loan Bank Stock                        5,031                4,699
     Other real estate.......................................                470                  518
     Interest receivable.....................................              4,371                4,532
     Goodwill and core deposit intangibles ..................              4,794                5,050
     Other assets............................................              1,839                1,952
                                                                        --------             --------
                Total assets.................................           $539,484             $525,490
                                                                        ========             ========
LIABILITIES
     Deposits
           Noninterest bearing...............................            $50,383              $54,640
           Interest bearing..................................            366,574              356,622
                                                                        --------             --------
                Total deposits                                           416,957              411,262
     Short-term borrowings...................................             14,211               13,335
     Federal Home Loan Bank advances.........................             45,145               39,615
     Interest payable........................................              1,702                1,334
     Other liabilities.......................................              2,588                3,711
                                                                        --------             --------
                Total liabilities............................            480,603              469,257
                                                                        --------             --------
     Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
     Preferred stock, without par value:
           Authorized-250,000 shares, none issued
     Common stock, $1 stated value:
           Authorized-20,000,000 shares
           Issued and outstanding-4,564,884 and
             4,530,974 shares................................              4,565                4,531
     Capital surplus.........................................              8,190                7,691
     Capital surplus-stock options...........................                335                  335
     Retained earnings.......................................             44,640               42,286
     Accumulated other comprehensive income..................              1,151                1,390
                                                                        --------             --------
                Total stockholders' equity...................             58,881               56,233
                                                                        --------             --------
                Total liabilities and stockholders' equity...           $539,484             $525,490
                                                                        ========             ========

                            Page  3  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                 (Unaudited)
-----------------------------------------------------------------------------

                                                    Three Months Ended        Six Months Ended
                                                          June 30,                June 30,
                                                     1998        1997         1998        1997
                                                     ----        ----         ----        ----
Interest Income
     Loans, including fees:
           Taxable.........................         $9,177      $8,642      $18,321     $16,913
           Tax exempt......................             62          29          104          55
     Securities available for sale:
           Taxable.........................            369         409          770         845
           Tax exempt......................            661         652        1,314       1,296
     Federal funds sold....................             84          23          170          77
     Other interest
           income..........................            122          73          204         116
                Total interest                      ------      ------      -------     -------
                    income.................         10,475       9,828       20,883      19,302
                                                    ------      ------      -------     -------
Interest Expense
     Deposits..............................          3,770       3,831        7,637       7,546
     Short-term
           borrowings......................             93         155          160         277
     FHLB advances.........................            688         252        1,313         505
                Total interest                      ------      ------      -------     -------
                    expense................          4,551       4,238        9,110       8,328
                                                    ------      ------      -------     -------
NET INTEREST INCOME........................          5,924       5,590       11,773      10,974
     Provision for loan
                losses.....................            129         233          258         510
                                                    ------      ------      -------     -------
NET INTEREST INCOME
     AFTER PROVISION FOR
           LOAN LOSSES.....................          5,795       5,357       11,515      10,464

                            Page  4  of  15  Pages

(continued)
                               ANB CORPORATION
                                  FORM 10-Q
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                 (Unaudited)
-----------------------------------------------------------------------------

                                                    Three Months Ended        Six Months Ended
                                                         June 30,                  June 30,
                                                     1998        1997         1998        1997
                                                     ----        ----         ----        ----
Other Income:
     Fiduciary activities..................          1,595       1,254        3,062       2,429
     Service charges on
       deposit accounts....................            352         368          670         696
     Other customer fees...................            144         128          253         234
     Investment securities
       gains, net..........................                         (1)          25           5
     Net loans sold gains..................             87          24          163          45
     Other operating
           income..........................            160         136          312         272
                Total other                         ------      ------       ------      ------
                    income.................          2,338       1,909        4,485       3,681
                                                    ------      ------       ------      ------
Other Expenses:
     Salaries and
           employee benefits...............          2,663       2,570        5,415       5,026
     Premises and
           equipment expense...............            970         656        1,851       1,368
     Advertising...........................            203         132          417         256
     Printing, supplies
           and stationery..................            191         149          362         286
     Professional fees.....................             73         119          151         233
     Deposit insurance
           premiums........................             24           9           49          14
     Goodwill and core
           deposit intangibles
           amortization....................            127         104          256         198
     Other operating
           expenses........................            884         802        1,662       1,490
                Total other                         ------      ------       ------      ------
                 expenses..................          5,135       4,541       10,163       8,871
                                                    ------      ------       ------      ------
INCOME BEFORE INCOME
  TAX EXPENSE..............................          2,998       2,725        5,837       5,274
       Income tax expense..................            986         919        1,934       1,765
                                                    ------      ------       ------      ------
NET INCOME.................................         $2,012      $1,806       $3,903      $3,509
                                                    ======      ======       ======      ======
NET INCOME PER SHARE:
     Basic ................................          $0.44       $0.40        $0.86       $0.78
     Diluted ..............................          $0.43       $0.39        $0.84       $0.76

Cash Dividends.............................          $0.17       $0.15        $0.34       $0.30

                            Page  5  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
     CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)
                                 (Unaudited)
-----------------------------------------------------------------------------

                                                                                1998             1997
                                                                                ----             ----
Balance, January 1 .................................................           $56,233         $51,341

Comprehensive income:

     Net income.....................................................             3,903           3,509

     Other comprehensive income, net of tax:

           Unrealized gains(losses) on securities
                available for sale.

                Unrealized holding gains(losses) arising
                    during period...................................              (224)             14

                Reclassification adjustment for
                    gains included in net income....................                15               3
                                                                               -------          ------
                Net unrealized losses...............................              (239)             11
                                                                               -------          ------
     Comprehensive income...........................................             3,664           3,520

Cash dividends ($.34 and $.30 per share)............................            (1,549)         (1,350)

Exercise of stock options ..........................................               278              91

Stock tendered in exercise of stock options.........................              (194)           (111)

Tax benefit on stock options exercised..............................               203              63

Stock issued under dividend reinvestment
     and stock purchase plan........................................               246             211
                                                                               -------         -------
Balance, June 30 ...................................................           $58,881         $53,765
                                                                               =======         =======

                            Page  6  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 (Dollars in thousands)(Dollars in Thousands)
                                 (Unaudited)
-----------------------------------------------------------------------------

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                   1998          1997
                                                                                   ----          ----
OPERATING ACTIVITIES:
     Net income............................................................       $3,903        $3,509
     Adjustments to reconcile net income to net
           cash provided by operating activities:
           Provision for loan losses.......................................          258           510
           Depreciation....................................................          909           602
           Securities amortization.........................................            3            21
           Amortization of goodwill, other intangibles
                and fair value adjustments.................................          256           198
           Net loans sold gains............................................         (163)          (45)
           Mortgage loans originated for sale..............................      (21,585)       (3,890)
           Proceeds from sale of mortgage loans............................       21,306         3,624
           Net change in:
                Interest receivable........................................          161          (119)
                Interest payable...........................................          368           359
           Other adjustments...............................................       (1,338)         (809)
                                                                                 -------       -------
             Net cash provided by operating activities.....................        4,078         3,960
                                                                                 -------       -------
INVESTING ACTIVITIES:
     Purchases of available for sale securities............................       (7,027)       (4,231)
     Proceeds from available for sale securities
       maturities and sales................................................        5,191         7,558
     Net increase in loans.................................................       (7,162)      (13,179)
     Purchases of premises and equipment...................................       (1,427)       (1,424)
     Cash received in branch acquisition...................................                      7,852
               Net cash used                                                     -------       -------
                      by investing activities..............................      (10,425)       (3,424)
                                                                                 -------       -------
FINANCING ACTIVITIES:
     Net change in noninterest-bearing,
       NOW, money market and savings deposits..............................        7,311         9,286
     Net change in certificates of
       deposits and other time deposits....................................       (1,616)      (16,951)
     Net change in short-term borrowings...................................          876         2,450
     Proceeds from Federal Home Loan Bank advances.........................       15,530         5,000
     Repayment of Federal Home Loan Bank advances..........................      (10,000)       (1,500)
     Cash dividends........................................................       (1,549)       (1,350)
     Stock sold:
           Exercise of stock options.......................................          287            43
           Dividend reinvestment and stock purchase plan...................          246           211
               Net cash provided (used)                                          -------       -------
                 by financing activities...................................       11,085        (2,811)
                                                                                 -------       -------
NET CHANGE IN CASH AND CASH EQUIVALENTS....................................        4,738        (2,275)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................       22,653        24,384
                                                                                 -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................      $27,391       $22,109
                                                                                 =======       =======
Additional Cash Flows Information:
     Interest paid.........................................................       $8,741        $7,969
     Income tax paid.......................................................        2,115         2,035


                            Page  7  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                June 30, 1998
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Table Dollar Amounts in Thousands)
-----------------------------------------------------------------------------

NOTE 1--GENERAL:

     The significant accounting policies followed by ANB Corporation (Company) and its subsidiaries, American National Bank and Trust Company of Muncie, American National Trust and Investment Management Company and Peoples
Loan & Trust Bank, Winchester, for interim financial reporting, are consistent with the accounting policies followed for annual financial reporting. The accompanying financial statements are unaudited, however, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of those expected for the remainder of the year.

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:

                                                Six Months Ended
                                                    June 30,
                                                ----------------
                                            1998                1997
                                            ----                ----
Accumulated comprehensive income
     Balance, January 1 ..............     $1,390              $1,198
     Net unrealized gains(losses).....       (239)                 11
                                           ------              ------
     Balance, June 30 ................     $1,151              $1,209
                                           ======              ======
Income tax expense (benefit):
     Unrealized holding losses........       $149                  $7
     Reclassification adjustments.....        $10                  $2

-----------------------------------------------------------------------------

NOTE 2--INVESTMENT SECURITIES:

                                                                 1998
                                      ---------------------------------------------------------
                                                        Gross            Gross
                                      Amortized      Unrealized       Unrealized         Fair
June 30                                  Cost           Gains           Losses           Value
-----------------------------------------------------------------------------------------------
Available for sale:
     U.S. Treasury........              $11,215             $81               $1        $11,295
     Federal agencies....                13,368              12               16         13,364
     State and municipal.                43,452           1,901               71         45,282
     Marketable equity
           securities........               668                                             668
     Corporate obligations                  100                                             100
                                       --------------------------------------------------------
           Total investment
                securities........      $68,803          $1,994              $88        $70,709
                                       ========================================================


                                                                 1997
                                      ---------------------------------------------------------
                                                        Gross            Gross
                                      Amortized      Unrealized       Unrealized         Fair
December 31                              Cost           Gains           Losses           Value
-----------------------------------------------------------------------------------------------
Available for sale:
     U.S. Treasury........              $14,811             $76               $7        $14,880
     Federal agencies....                 8,253              11               16          8,248
     State and municipal.                42,793           2,241                3         45,031
     Marketable equity
           securities........               813                                             813
     Corporate obligations                  100                                             100
                                       --------------------------------------------------------
           Total investment
                securities........      $66,770          $2,328              $26        $69,072
                                       ========================================================

                            Page  8  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 3--LOANS AND ALLOWANCE:

                                                         June 30,         December 31,
                                                          1998              1997
                                                          ----              ----
Loans
     Commercial and industrial loans................    $96,214           $99,378
     Term federal funds sold........................      5,250             1,500
     Real estate loans:
           One-to-four family properties............    156,913           157,570
           Other....................................    110,948           105,141
     Individuals' loans for household and other
           personal expenditures....................     39,216            39,654
     Tax exempt loans...............................      4,006             2,994
     Other loans....................................      3,209             2,534
                                                       --------          --------
                   Total loans......................   $415,756          $408,771
                                                       ========          ========
Nonperforming loans
     Nonaccruing loans..............................       $936              $538
     Accruing loans contractually past due
           90 days or more other than nonaccruing...        171               300
     Restructured loans.............................        532               590
                                                       --------          --------
                   Total nonperforming loans........     $1,639            $1,428
                                                       ========          ========

                                                             Six Months Ended
                                                                 June 30,
                                                          1998              1997
Allowance for loan losses                                 ----              ----
     Balances, beginning of period..................     $3,497            $3,400
     Provision for losses...........................        258               510
     Recoveries on loans............................         33               171
     Loans charged off..............................       (211)             (837)
                                                       --------          --------
     Balances, end of period........................     $3,577            $3,244
                                                       ========          ========
------------------------------------------------------------------------------------

NOTE 4--DEPOSITS:

                                                        June 30,         December 31,
                                                          1998              1997
                                                          ----              ----
     Deposits
           Noninterest bearing......................    $50,383           $54,640
           NOW accounts.............................     74,574            73,658
           Money market deposit accounts............     53,201            42,687
           Savings deposits.........................     25,935            25,797
           Certificates and other time deposits
                of $100,000 or more.................     60,019            59,666
           Other certificates and time deposits.....    152,845           154,814
                                                       --------          --------
                   Total deposits...................   $416,957          $411,262
                                                       ========          ========
------------------------------------------------------------------------------------

NOTE 5--EARNINGS PER SHARE:

Earnings per share ("EPS") were computed as follows:

                                                 1998                                  1997
                                   -----------------------------------   -----------------------------------
                                              Weighted-                             Weighted-
                                               Average     Per Share                 Average      Per Share
Quarter Ended June 30,             Income      Shares        Amount      Income      Shares         Amount
------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
  Income available to
  common stockholders..........    $2,012     4,558,238       $0.44      $1,806     4,503,452         $0.40
Effect of dilutive                                            =====                                   =====
  stock options................         -       118,263                       -        85,832
                                   ------     ---------                  ------     ---------
Dilutive Earnings Per Share
  Income available to
  common stockholders
  and assumed
  conversion...................    $2,012     4,676,501       $0.43      $1,806     4,589,284         $0.39
                                   ======     =========       =====      ======     =========         =====

Six Months Ended June 30,
-------------------------
Basic Earnings Per Share
  Income available to
  common stockholders..........    $3,903     4,549,379       $0.86      $3,509     4,498,039         $0.78
Effect of dilutive                                            =====                                   =====
  stock options................         -       120,773                       -        90,003
                                   ------     ---------                  ------     ---------
Dilutive Earnings Per Share
  Income available to
  common stockholders
  and assumed
  conversion...................    $3,903     4,670,152       $0.84      $3,509     4,588,042         $0.76
                                   ======     =========       =====      ======     =========         =====

                            Page  9  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                June 30, 1998
-----------------------------------------------------------------------------
          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
-----------------------------------------------------------------------------
                            RESULTS OF OPERATIONS
                            =====================
General
-------

     The following discussion and analysis is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an analysis of the financial statements alone. It should, however, be read in conjunction with the financial statements and notes included elsewhere herein.

Net Income
----------

     Net income for the first six months of 1998 was $3.903 million compared to $3.509 million for the first six months of 1997, an increase of $394 thousand or 11.2%. Diluted net income per share for the first six months of 1998 was $.84, an increase of $.08 or 10.5% from the $.76 per share which was reported for the first six months of 1997.

     Second quarter 1998 net income improved $206 thousand from the $1.806 million reported for second quarter 1997. Net income per share diluted for second quarter 1998 was higher by $.04 per share or 10.3% when compared to second quarter 1997.

     The Company's return on average assets for the first six months of 1998 was 1.49%, an increase of 4 basis points over the first six months of 1997 and a 8 basis point improvement over the 1997 year ended return on average assets of 1.41%.

     Return on average equity for the first six months of 1998 was 13.98% compared to 13.79% for the same period in 1997.

     The Company's diluted cash or tangible earnings per share (diluted net income per share plus the amortization expense per share of goodwill and core deposit intangibles) for the first six months of 1998 was $.88 per share compared to $.80 per share for the comparable period in 1997.

     Factors which impacted the Company's net income during the first three months of 1998 are discussed in the "Net Interest Income" and "Other
Income and Expense" sections.

Net Interest Income
-------------------

     Net interest income is the difference between interest and fees earned on earning assets and interest paid on interest bearing liabililties. It is the largest and most critical component of the Company's earnings and is impacted by both rates and volume of earning assets and interest-bearing
liabilities.   The Company's net interest income, reported on a fully tax equivalent basis (FTE), increased $829 thousand or 7.1% for the six months ended June 30, 1998 when compared to the same six month period last year. Total interest income, expressed on a FTE basis increased $1.611 million for the six month period, while total interest expense of the Company increased $782 thousand. Net interest margin (FTE), expressed as a percent of earning assets, was 5.10% for the first six months of 1998, down three basis points from the 5.13% reported for the first six months of 1997.

     For the second quarter of 1998, net interest income (FTE) increased $355 thousand or 6.0% when compared to the quarter ended June 30, 1997. Net interest margin (FTE) for second quarter 1998 was 5.07%.

     Increased levels of loan volume have been the primary reason for higher total interest income and stable net interest margins. Interest income from taxable loans increased $1.408 million or 8.3% for the first six months of 1988 when compared to the same period in 1997. Quality loan portfolio growth continues to be a primary focus of the Company.

                           Page  10  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                June 30, 1998
-----------------------------------------------------------------------------
Provision for Loan Losses
-------------------------

     The Company's provision for loan losses decreased $252 thousand for the six months ended June 30, 1998 when compared to the same period in 1997.
For the second quarter of 1998 the provision expense was $129 thousand compared to $233 thousand for the second quarter of 1997.

     Net charge-offs during the first six months of 1998 were $178 thousand compared to net charge-offs of $666 thousand for the comparable period in 1997. During the first quarter of 1997, a large commercial loan of approxi-mately $725 thousand was written down by $379 thousand and the balance was transferred to nonaccruing loans. Net charged-off loans as a percentage of average loans was .04% at June 30, 1998 compared to .18% for the same six month period in 1997.

Other Income and Expense
------------------------

     Other income represents income received which is not directly related to the Company's interest-earning assets, except for gains and losses on securities and loans held for sale. Total other income increased $804 thousand or 21.8% during the first six months of 1998 compared to the same period one year ago. Fees generated from fiduciary activities increased $633 thousand for the first six months of 1998 over the same period in 1997. Increased levels of assets under management and higher market values of those assets resulted in higher fee income.

     Gains on sales of loans were higher by $118 thousand for 1998 over 1997, as a result of increased volume in loan production and resulting sales.

     Total other expenses increased $1.292 million or 35.3% in the first six months of 1998 compared to the same period in 1997. Salaries and employee benefits increased $389 thousand or 7.7%. The Company's full time equivalent employees were 283 at June 30, 1998 compared to 270 at
June 30, 1997.   In addition to modest general additions to staff in
specific areas, full time equivalent employees have increased due to branch acquisitions and expansion into the Indianapolis market by the Company's trust affiliate.

     Premises and equipment expense increased $483 thousand or 35.3% for the first six months of 1998 when compared to the same period in 1997. For
1998, depreciation  expense was greater  by $307 thousand.   Additional
depreciation has resulted from the Company's purchase/installation of a new enhanced in-house core data processing system and supporting delivery systems. This upgrading of the Company's core processing/peripheral equip-ment and software, provides associates the means to service our growing customer base more effectively.

     Advertising expense rose by $161 thousand for the first six months of 1998 over the same period one year ago. Expansion into new markets has required marketing campaigns announcing our services and in addition, business development for new products and services has been necessary.

     Professional fees for the first half of 1998 were $82 thousand less than the first half of 1997. In 1997 professional fees relating to the Company's purchase of two existing branches, including deposits and real estate, increased this category. In addition, matters requiring outside legal and accounting expertise were greater for the first half in 1997 than in the comparable period for 1998.

Income Taxes
------------

     Income tax expense, including both federal income tax and the Indiana franchise tax increased by $169 thousand for the first six months of 1998 over 1997. Income before income tax increased $563 thousand or 10.7% for the first six months of 1998 over 1997. The effective tax rate for the period ending June 30, 1998 was 33.1% compared to 33.5% for the comparable period in 1997.

                           Page  11  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                June 30, 1998
-----------------------------------------------------------------------------
Balance Sheet
-------------

     The Company's total assets increased $13.994 million from the level reported at year end 1997. When compared to June 30, 1997 total assets have increased $35.888 million or 7.1%. For the second quarter in 1998 average assets were $534.297 million compared to $489.467 million for the second quarter of 1998.

     Cash and cash equivalents increased $4.738 million at June 30, 1998 from the level reported at December 31, 1997. Cash and due from banks, including interest bearing deposits, accounted for all of the increase as the Company's federal funds sold position was zero at the end of both periods.

Loans and Deposits
------------------

     Loans, excluding loans held for sale and term federal funds, were $410.506 million at June 30, 1998, an increase of $3.285 million over the year end
1997 level of $407.271 million. At June 30, 1997, loans, excluding loans held for sale and term federal funds, were $387.630 million. Growth in the Company's loan portfolio from June 30, 1997 to June 30, 1998 has been
$22.876 million or 5.9%. This loan growth has occurred in most major categories of the portfolio, with $12.753 million, or 56% of the total growth experienced during the past twelve months, having occurred in the mortgage loan component of the loan portfolio.

     Real estate loans continue to be the largest asset category of the Company. At June 30, 1998 loans made to individuals on owner occupied property represented 29.1% of total assets and 58.6% of the Company's mortgage loan portfolio. At June 30, 1997 loans made to individuals on owner occupied property represented 30.3% of total assets and 59.8% of the Company's mortgage loan portfolio. Over the last twelve months loans on owner occupied property and commercial mortgage loans have grown $4.403 million and $8.350 million respectively.

     Loan growth has been achieved under the Company's strategic plan and has been accomplished in accordance with credit policies designed to ensure continued strong asset quality.

     Total deposits of the Company at June 30, 1998 increased $5.695 million from the level reported at year end 1997. Noninterest-bearing deposits decreased by $4.257 million at June 30, 1998 as measured against year end 1997, while total interest bearing deposits increased $9.952 million.
Average interest bearing deposits were higher by $10.932 million or 3.1% for the six months ending June 30, 1998 when compared to the like period in 1997.

     During the second quarter of 1998, the Company announced the signing of a definitive agreement to purchase five branches, including deposits of approximately $81.5 million, from another financial institution. It is anticipated the acquisition and changeover will be completed during the third quarter.

Allowance for Loan Losses and Nonperforming Loans
-------------------------------------------------

     The Company's nonperforming loans, which include nonaccrual, past due
90 days, and restructured loans, increased $211 thousand from year end 1997. At June 30, 1998 total nonperforming loans amounted to $1.639 million or .30% of total assets, compared to .27% of total assets at year end 1997. Total nonperforming loans represented .39% of total loans at June 30, 1998, compared to .43% and .35% on June 30, 1997 and December 31, 1997 respectively.

     The allowance for loan losses at June 30, 1998 increased $80 thousand from year end 1997. Loans charged off for the period ending June 30, 1998 decreased by $626 thousand when compared to the same period in 1997. In the first quarter of 1997 a large commercial loan was written down by $379 thousand and the balance transferred to nonaccruing loans. The allow-ance for loan losses equaled 218% of nonperforming loans at June 30, 1998 compared to 245% and 192% for December 31, 1997 and June 30, 1997.

     Based on the components of the loan portfolio, an analysis of historical net charge-offs, and other economic considerations, management considers the allowance for loan losses to be adequate.

                           Page  12  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                June 30, 1998
-----------------------------------------------------------------------------
Liquidity, Rate Sensitivity and Market Risk
-------------------------------------------

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

     Based on the Company's model utilized, if market interest rates were to immediately increase 100 basis points, the Company would experience a slight decline in earnings, due to a decrease in net interest income of approximately $232 thousand over a one year time period. This hypothetical estimate is based on numerous assumptions including yield curve shape and loan amortiza-tion. In addition, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The analysis assesses the behavior of earning assets and interest bearing liabilities and assumes that account rate behavior correlates to economic behavior. The Company cannot make any assurances as to the predic-tive nature of these assumptions, nor can it assess the impact of such variables as prepayment and refinancing levels, depositor withdrawals, customer product preference changes, and competitive factors, as well as other internal and external variables. In addition, this analysis cannot reflect actions taken by the Company's Asset/Liability Management committees; therefore, this analysis should not be relied upon as indicative of expected operating results.

Capital Resources
-----------------

     Stockholders' equity, including net unrealized gains on securities available for sale, increased from $56.233 million at December 31, 1997 to $58.881 million on June 30, 1998. Book value per share was $12.90 at June 30, 1998 compared to $12.41 at year end 1997. Excluding net unrealized gains on securities available for sale, per share book value increased
$0.55 a share to $12.65 at June 30, 1998 from year end 1997. Tangible book value per share on June 30, 1998 was $11.69 compared to $11.09 for the year end 1997 and $10.65 on June 30, 1997. (Tangible book value per share is defined as total stockholders' equity less net unrealized gains on securities available for sale and goodwill/core deposit intangibles; divided by total outstanding shares.)

     For the six months ended June 30, 1998 a total of 8,745 shares were issued under the Company's Dividend Reinvestment and Stock Purchase Plan. A total of 334 shareholders or about 50% of the Company's shareholders of record participate in the Plan.

     At June 30, 1998 the Company's Tier 1 risk based capital ratio was 13.93% and its leverage capital ratio was 9.99%. The Company and each of its affiliate banks currently exceed all capital requirements mandated by regulatory authorities.

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

                               ANB CORPORATION
                                  FORM 10-Q
                                June 30, 1998
-----------------------------------------------------------------------------

                          PART II. OTHER INFORMATION
                          --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held on April 21, 1998. The following matter was submitted to the shareholders.

               (1) Election of three directors.

                   The following nominees were elected:

                                                        Votes
                                             ----------------------------
                                                For               Against
                                                ---               -------
                   Ben E. Delk               4,056,246             16,301
                   Kelly N. Stanley          4,056,246                300
                   Leon V. Towne             4,056,246              3,522

                   Other directors continuing to serve include the following:

                                                        Madelyn K. Ferris
                                                        R. David Hoover
                                                        William L. Peterson
                                                        Donald A. Ross
                                                        James R. Schrecongost
                                                        Chris L. Talley

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 27, Financial Data Schedule

         (b) No reports on Form 8-K were filed with respect to events occurring during the three months ended June 30, 1998.


                           Page  14  of  15  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                                June 30, 1998
-----------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ANB CORPORATION


Date:  August 10, 1998                     BY:   /s/ James R. Schrecongost
                                               -----------------------------
                                                 James R. Schrecongost

                                           Vice Chairman, President and CEO



Date:  August 10, 1998                     BY:   /s/ Larry E. Thomas
                                               -----------------------------
                                                 Larry E. Thomas

                                           Chief Financial Officer and
                                           Principal Accounting Officer



                           Page  15  of  15  Pages