Form 10-Q
period 1998-09-30
ANB CORP
filed 1998-11-13
CIK 760992

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


           September 30, 1998                                0-18925
         ---------------------                       ----------------------
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

           As of November 10, 1998 there were outstanding 4,563,313 Common Shares, $1 stated value, of the Registrant.

                             Page  1  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                               September 30, 1998

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

            Item 3   Quantitative and Qualitative Disclosures
                       About Market Risk............................. 13

   Part II  -  Other Information:

            Item 6 - Exhibits and Reports on Form 8-K................ 14

   Signatures........................................................ 15

                             Page  2  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                         PART I.  FINANCIAL INFORMATION
                          Item 1. Financial Statements
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)
 -----------------------------------------------------------------------------

                                                        September 30,      December 31,
                                                                 1998              1997
                                                        -------------          --------
 ASSETS
      Cash and due from banks ......................          $20,671           $22,262
      Federal funds sold............................            8,500
      Interest-bearing deposit accounts.............           28,085               391
                                                             --------          --------
           Cash and cash equivalents................           57,256            22,653

      Securities available for sale:
           Taxable..................................           37,770            24,041
           Tax exempt...............................           44,506            45,031
                                                             --------          --------
                Total securities available for sale.           82,276            69,072

      Loans:
           Loans....................................          436,607           408,771
             Allowance for loan losses..............           (3,618)           (3,497)
                                                             --------          --------
                Net loans...........................          432,989           405,274

      Loans held for sale ..........................              246                76
      Premises and equipment........................           12,620            11,664
      Federal Reserve & Federal Home Loan Bank Stock            5,031             4,699
      Other real estate.............................              708               518
      Interest receivable...........................            4,505             4,532
      Goodwill and core deposit intangibles ........           11,868             5,050
      Other assets..................................            4,997             1,952
                                                             --------          --------
                Total assets........................         $612,496          $525,490
                                                             ========          ========
 LIABILITIES
      Deposits
           Noninterest bearing......................          $53,043           $54,640
           Interest bearing.........................          444,866           356,622
                                                             --------          --------
                Total deposits                                497,909           411,262
      Short-term borrowings.........................            6,833            13,335
      Federal Home Loan Bank advances...............           42,145            39,615
      Interest payable..............................            1,998             1,334
      Other liabilities.............................            3,486             3,711
                                                             --------          --------
                Total liabilities...................          552,371           469,257
                                                             --------          --------
      Commitments and contingent liabilities

 STOCKHOLDERS' EQUITY
      Preferred stock, without par value:
           Authorized-250,000 shares, none issued
      Common stock, $1 stated value:
           Authorized-20,000,000 shares
           Issued and outstanding-4,557,313 and
             4,530,974 shares.......................            4,557             4,531
      Capital surplus...............................            7,943             7,691
      Capital surplus-stock options.................              335               335
      Retained earnings.............................           45,827            42,286
      Accumulated other comprehensive income........            1,463             1,390
                                                             --------          --------
                Total stockholders' equity..........           60,125            56,233
                                                             --------          --------
                Total liabilities and stockholders' equity   $612,496          $525,490
                                                             ========          ========

                             Page  3  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)
 -----------------------------------------------------------------------------

                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                           1998           1997          1998          1997
                                           ----           ----          ----          ----
  Interest Income
      Loans, including fees:
           Taxable....................    $9,391         $8,957       $27,712       $25,870
           Tax exempt.................        62             32           166            87
      Securities available for sale:
           Taxable....................       425            408         1,195         1,253
           Tax exempt.................       642            656         1,956         1,952
      Federal funds sold..............        61              1           231            78
      Other interest
           income.....................       173             69           377           185
                Total interest            ------         ------       -------       -------
                     income...........    10,754         10,123        31,637        29,425
                                          ------         ------       -------       -------
 Interest Expense
      Deposits........................     3,973          3,860        11,610        11,406
      Short-term
           borrowings.................       125            214           285           491
      FHLB advances...................       677            299         1,990           804
                Total interest            ------         ------       -------       -------
                     expense..........     4,775          4,373        13,885        12,701
                                          ------         ------       -------       -------
 NET INTEREST INCOME..................     5,979          5,750        17,752        16,724
      Provision for loan
           losses.....................       129            173           387           683
                                          ------         ------       -------       -------
 NET INTEREST INCOME
      AFTER PROVISION FOR
           LOAN LOSSES................     5,850          5,577        17,365        16,041

                             Page  4  of  15  Pages

(continued)
                                ANB CORPORATION
                                   FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)
 -----------------------------------------------------------------------------

                                            Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                           1998           1997          1998          1997
                                           ----           ----          ----          ----
 Other Income:
      Fiduciary activities............     1,456          1,302         4,518         3,731
      Service charges on
        deposit accounts..............       372            381         1,042         1,077
      Other customer fees.............       126             61           379           295
      Investment securities
        gains, net....................        58            (13)           83            (8)
      Net loans sold gains............        47             31           210            76
      Other operating
           income.....................       182            137           494           409
                Total other               ------         ------       -------       -------
                     income...........     2,241          1,899         6,726         5,580
                                          ------         ------       -------       -------
 Other Expenses:
      Salaries and
           employee benefits..........     2,803          2,669         8,218         7,695
      Premises and
           equipment expense..........       881            737         2,732         2,105
      Advertising.....................       195            151           612           407
      Printing, supplies
           and stationery.............       142            157           504           443
      Professional fees...............        88             48           239           281
      Deposit insurance
           premiums...................        23              6            72            20
      Goodwill and core
           deposit intangibles
           amortization...............       127            109           383           307
      Other operating
           expenses...................       741            805         2,403         2,295
                Total other               ------         ------        ------        ------
                 expenses.............     5,000          4,682        15,163        13,553
                                          ------         ------        ------        ------
 INCOME BEFORE INCOME
   TAX EXPENSE........................     3,091          2,794         8,928         8,068
        Income tax expense............     1,038            950         2,972         2,715
                                          ------         ------        ------        ------
 NET INCOME...........................    $2,053         $1,844        $5,956        $5,353
                                          ======         ======        ======        ======
 NET INCOME PER SHARE:
      Basic ..........................     $0.45          $0.41         $1.31         $1.19
      Diluted ........................     $0.44          $0.40         $1.28         $1.16

 Cash Dividends.......................     $0.19          $0.17         $0.53         $0.47

                             Page  5  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                  (Unaudited)
 -----------------------------------------------------------------------------

                                                                           1998          1997
                                                                           ----          ----
 Balance, January 1 .................................................    $56,233       $51,341

 Comprehensive income:

      Net income.....................................................      5,956         5,353

      Other comprehensive income, net of tax:

           Unrealized gains(losses) on securities available for sale.

                Unrealized holding gains arising
                     during period...................................        123           122

                Reclassification adjustment for
                     (gains) losses included in net income...........        (50)            5
                                                                         -------       -------
                Net unrealized gains.................................         73           127
                                                                         -------       -------
      Comprehensive income...........................................      6,029         5,480

 Cash dividends ($.53 and $.47 per share)............................     (2,414)       (2,117)

 Stock reacquired....................................................       (413)

 Exercise of stock options ..........................................        305           132

 Stock tendered in exercise of stock options.........................       (202)         (167)

 Tax benefit on stock options exercised..............................        223            87

 Stock issued under dividend reinvestment
      and stock purchase plan........................................        364           327
                                                                         -------       -------
 Balance, September 30 ..............................................    $60,125       $55,083
                                                                         =======       =======


                             Page  6  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  (Dollars in thousands)(Dollars in Thousands)
                                  (Unaudited)
 -----------------------------------------------------------------------------

                                                                   Nine Months Ended
                                                                      September 30,
                                                                  1998             1997
                                                                  ----             ----
 OPERATING ACTIVITIES:
      Net income.........................................        $5,956           $5,353
      Adjustments to reconcile net income to net
           cash provided by operating activities:
           Provision for loan losses.....................           387              683
           Depreciation..................................         1,372              939
           Securities amortization.......................            13               31
           Amortization of goodwill, other intangibles
                and fair value adjustments...............           383              307
           Net loans sold gains..........................          (210)             (76)
           Mortgage loans originated for sale............       (26,254)          (6,767)
           Proceeds from sale of mortgage loans..........        26,294            6,865
           Net change in:
                Interest receivable......................            27               86
                Interest payable.........................           664              356
           Other adjustments.............................        (1,770)            (818)
                                                                -------          -------
             Net cash provided by operating activities...         6,862            6,959
                                                                -------          -------
 INVESTING ACTIVITIES:
      Purchases of available for sale securities.........       (30,285)          (4,877)
      Proceeds from available for sale securities
        maturities and sales.............................        17,284           10,058
      Net increase in loans..............................       (28,101)         (26,205)
      Purchases of premises and equipment................        (2,425)          (2,863)
      Cash received in branch acquisitions...............        80,474            7,852
               Net cash provided (used)                         -------          -------
                       by investing activities...........        36,947          (16,035)
                                                                -------          -------
 FINANCING ACTIVITIES:
      Net change in noninterest-bearing,
        NOW, money market and savings deposits...........         1,276           (3,363)
      Net change in certificates of
        deposits and other time deposits.................        (4,373)          11,524
      Net change in short-term borrowings................        (6,502)          (6,262)
      Proceeds from Federal Home Loan Bank advances......        20,530           10,780
      Repayment of Federal Home Loan Bank advances.......       (18,000)          (6,000)
      Cash dividends.....................................        (2,414)          (2,117)
      Stock sold:
           Exercise of stock options.....................           326               52
           Dividend reinvestment and stock purchase plan            364              327
      Stock repurchases..................................          (413)
               Net cash provided (used)                         -------          -------
                 by financing activities.................        (9,206)           4,941
                                                                -------          -------
 NET CHANGE IN CASH AND CASH EQUIVALENTS.................        34,603           (4,135)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........        22,653           24,384
                                                                -------          -------
 CASH AND CASH EQUIVALENTS, END OF PERIOD................       $57,256          $20,249
                                                                =======          =======
 Additional Cash Flows Information:
      Interest paid......................................       $13,221          $12,346
      Income tax paid....................................         3,095            3,005

                             Page  7  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                               September 30, 1998
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Table Dollar Amounts in Thousands)
 -----------------------------------------------------------------------------

 NOTE 1--GENERAL:

      The significant accounting policies followed by ANB Corporation (Company) and its subsidiaries, American National Bank and Trust Company of Muncie, American National Trust and Investment Management Company and Peoples Loan & Trust Bank, Winchester, for interim financial reporting, are consistent with the accounting policies followed for annual financial reporting. The accompanying financial statements are unaudited, however, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of those expected for the remainder of the year.

      The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:

                                             Nine Months Ended
                                                September 30,
                                             -----------------
                                            1998           1997
                                            ----           ----
 Accumulated comprehensive income
      Balance, January 1 ...............   $1,390         $1,198
      Net unrealized gains..............       73            127
                                           ------         ------
      Balance, September 30 ............   $1,463         $1,325
                                           ======         ======
 Income tax expense (benefit):
      Unrealized holding gains..........      $81            $80
      Reclassification adjustments......      $33            ($3)


 -----------------------------------------------------------------------------
 NOTE 2--INVESTMENT SECURITIES:

                                                     1998
                               -----------------------------------------------
                                               Gross        Gross
                               Amortized    Unrealized   Unrealized     Fair
 September 30                    Cost          Gains       Losses       Value
 -----------------------------------------------------------------------------
 Available for sale:
      U.S. Treasury..........    $7,803         $159                    $7,962
      Federal agencies.......    20,712          171                    20,883
      State and municipal....    42,429        2,080          3         44,506
      Mortgage backed
        securities...........     5,126            4                     5,130
      Marketable equity
           securities........       896                                    896
      Corporate obligations       2,888           11                     2,899
                               -----------------------------------------------
           Total investment
                securities...   $79,854       $2,425         $3        $82,276
                               ===============================================

                                                     1997
                               -----------------------------------------------
                                               Gross        Gross
                               Amortized    Unrealized   Unrealized     Fair
 December 31                     Cost          Gains       Losses       Value
 -----------------------------------------------------------------------------
 Available for sale:
      U.S. Treasury..........   $14,811          $76         $7        $14,880
      Federal agencies.......     8,253           11         16          8,248
      State and municipal....    42,793        2,241          3         45,031
      Marketable equity
           securities........       813                                    813
      Corporate obligations         100                                    100
                               -----------------------------------------------
           Total investment
                securities...   $66,770       $2,328        $26        $69,072
                               ===============================================

                             Page  8  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 -----------------------------------------------------------------------------

 NOTE 3--LOANS AND ALLOWANCE:

                                                         September 30,    December 31,
                                                                1998             1997
                                                          -------------    ------------
  Loans
      Commercial and industrial loans...............        $100,574          $99,378
      Term federal funds sold.......................           5,912            1,500
      Real estate loans:
           One-to-four family properties............         166,891          157,570
           Other....................................         114,176          105,141
      Individuals' loans for household and other
           personal expenditures....................          42,006           39,654
      Tax exempt loans..............................           3,922            2,994
      Other loans...................................           3,126            2,534
                                                            --------         --------
                    Total loans.....................        $436,607         $408,771
                                                            ========         ========
 Nonperforming loans
      Nonaccruing loans.............................            $604             $538
      Accruing loans contractually past due
           90 days or more other than nonaccruing...             338              300
      Restructured loans............................             430              590
                                                            --------         --------
                    Total nonperforming loans.......          $1,372           $1,428
                                                            ========         ========

                                                                 Nine Months Ended
                                                                    September 30,
                                                                1998             1997
 Allowance for loan losses                                  --------         --------
      Balances, beginning of period.................          $3,497           $3,400
      Provision for losses..........................             387              683
      Recoveries on loans...........................              41              182
      Loans charged off.............................            (307)            (904)
                                                            --------         --------
      Balances, end of period.......................          $3,618           $3,361
                                                            ========         ========

 -----------------------------------------------------------------------------

 NOTE 4--DEPOSITS:

                                                          September 30,    December 31,
                                                                  1998            1997
                                                          -------------    ------------
      Deposits
           Noninterest bearing......................         $53,043          $54,640
           NOW accounts.............................          79,044           73,658
           Money market deposit accounts............          68,304           42,687
           Savings deposits.........................          29,425           25,797
           Certificates and other time deposits
                of $100,000 or more.................          68,471           59,666
           Other certificates and time deposits.....         199,622          154,814
                                                            --------         --------
                    Total deposits..................        $497,909         $411,262
                                                            ========         ========

      On September 18, 1998, the Company acquired deposits totaling $89.7 million for a premium of $7.02 million allocated to core deposit intangibles and goodwill.

 -----------------------------------------------------------------------------

 NOTE 5--EARNINGS PER SHARE:

 Earnings per share ("EPS") were computed as follows:

                                                   1998                              1997
                                                 Weighted-                         Weighted-
  Quarter Ended                                   Average    Per Share              Average    Per Share
  September 30                         Income     Shares       Amount    Income     Shares       Amount
  ------------------------------------------------------------------------------------------------------
  Basic Earnings Per Share
    Income available to
    common stockholders..........      $2,053    4,561,110     $0.45     $1,844    4,511,986     $0.41
  Effect of dilutive                                           =====                             =====
    stock options................           -      109,085                    -       98,735
                                       ------    ---------               ------    ---------
  Dilutive Earnings Per Share
    Income available to
    common stockholders
    and assumed
    conversion...................      $2,053    4,670,195     $0.44     $1,844    4,610,721     $0.40
                                       ======    =========     =====     ======    =========     =====

  Nine Months Ended September 30,
  Basic Earnings Per Share
    Income available to
    common stockholders..........      $5,956    4,553,323     $1.31     $5,353    4,502,739     $1.19
  Effect of dilutive                                           =====                             =====
    stock options................           -      116,869                    -       92,914
                                       ------    ---------               ------    ---------
  Dilutive Earnings Per Share
    Income available to
    common stockholders
    and assumed
    conversion...................      $5,956    4,670,192     $1.28     $5,353    4,595,653     $1.16
                                       ======    =========     =====     ======    =========     =====

 -----------------------------------------------------------------------------

      NOTE 6--ACQUISITION

      On October 21, 1998, the Company entered into an Agreement and Plan of Merger with Farmers State Bancorp (Farmers), Union City, Ohio. Under the Agreement, shareholders of Farmers would receive 5.4 shares of the common stock of the Company for each issued and outstanding share of common stock of Farmers, or a total of approximately 841,000 shares. The merger is subject to approval by Farmers shareholders and regulatory agencies.


                             Page  9  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                               September 30, 1998
 -----------------------------------------------------------------------------
           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
 -----------------------------------------------------------------------------
                             RESULTS OF OPERATIONS
      General                =====================
      -------

           The following discussion and analysis is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an analysis of the financial statements alone. It should, however, be read in conjunction with the financial statements and notes included elsewhere herein.

      Forward-Looking Statements
      --------------------------

           Except for historical information contained herein, the discussion in this Form 10-Q quarterly report includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the costs of funds; general market rates of interest; interest rates on competing investments; demand for loan products, demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Company's loan and investment portfolios.

           The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

      Net Income
      ----------

           Net income for the first nine months of 1998 was $5.956 million compared to $5.353 million for the first nine months of 1997, an increase of $603 thousand or 11.3%. Diluted net income per share for the first nine months of 1998 was $1.28, an increase of $.12 or 10.3% from the $1.16 per share which was reported for the first nine months of 1997.

           Third quarter 1998 net income improved $209 thousand from the $1.844 million reported for third quarter 1997. Net income per share diluted for third quarter 1998 was higher by $.04 per share or 10.0% when compared to third quarter 1997.

           The Company's return on average assets for the first nine months of 1998 was 1.48%, an increase of 3 basis points over the first nine months of 1997 and a 7 basis point improvement over the 1997 year ended return on average assets of 1.41%.

           Return on average equity for the first nine months of 1998 was 13.99% compared to 13.78% for the same period in 1997.

           The Company's diluted cash or tangible earnings per share (diluted net income per share plus the amortization expense per share of goodwill and core deposit intangibles) for the first nine months of 1998 was $1.35 per share compared to $1.23 per share for the comparable period in 1997.

           Factors which impacted the Company's net income during the first nine months of 1998 are discussed in the "Net Interest Income" and "Other Income and Expense" sections.

      Net Interest Income
      -------------------

           Net interest income is the difference between interest and fees earned on earning assets and interest paid on interest bearing liabililties. It is the largest and most critical component of the Company's earnings and is impacted by both rates and volume of earning assets and interest-bearing liabilities. The Company's net interest income, reported on a fully tax equivalent basis (FTE), increased $1.066 million or 6.0% for the nine months ended September 30, 1998 when compared to the same nine month period in 1997. Total interest income, expressed on a FTE basis, increased $2.250 million for the nine month period, while total interest expense of the Company increased $1.184 million. Net interest margin (FTE), expressed as a percent of earning assets, was 5.03% for the first nine months of 1998, down thirteen basis points from the 5.16% reported for the first nine months of 1997.

           For the third quarter of 1998, net interest income (FTE) increased $237 thousand or 3.9% when compared to the quarter ended September 30, 1997. Net interest margin (FTE) for third quarter 1998 was 4.89% compared to 5.20% for third quarter 1997.

           On September 18, 1998 the Company completed the acquisition of six branches , establishing a presence in two new markets. Average rates on acquired deposits were slightly higher than rates on existing deposits. The Company believes significant lending opportunities exist to employ these funds. Quality loan portfolio growth continues to be a primary focus of the Company.

           Although the Company's net interest margin ratio declined slightly during the third quarter, a common occurrence in today's economic environment for financial institutions, net interest income grew beyond budget projections. This positive result in a difficult market was achieved primarily through increased lending volume, but with a strong resolve not to compromise the Company's credit quality standards.

                            Page  10  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                September 30, 1998
 -----------------------------------------------------------------------------

      Provision for Loan Losses
      -------------------------

           The Company's provision for loan losses decreased $296 thousand for the nine months ended September 30, 1998 when compared to the same period in 1997. . For the third quarter of 1998 the provision expense was $129 thousand compared to $173 thousand for the third quarter of 1997.

           Net charge-offs during the first nine months of 1998 were $266 thousand compared to net charge-offs of $722 thousand for the comparable period in 1997. During the first quarter of 1997, a large commercial loan of approximately $725 thousand was written down by $379 thousand and the balance was transferred to nonaccruing loans. Net charged-off loans as a percentage of average loans was .06% at September 30, 1998 compared to .19% for the same nine month period in 1997.

      Other Income and Expense
      ------------------------

           Other income represents income received which is not directly related to the Company's interest-earning assets, except for gains and losses on securities and loans held for sale. Total other income increased $1.146 million or 20.5% during the first nine months of 1998 compared to the same period one year ago. Fees generated from fiduciary activities increased $787 thousand or 21.1% for the first nine months of 1998 over the same period in 1997. Increased levels of assets under management and higher market values of those assets resulted in higher fee income.

           Gains on sales of loans were higher by $134 thousand for 1998 over 1997, as a result of increased volume in loan production and resulting sales.

           Total other expenses increased $1.610 million or 11.9% in the first nine months of 1998 compared to the same period in 1997. Salaries and employee benefits increased $523 thousand or 6.8%. The Company's full time equivalent employees were 311 at September 30, 1998 compared to 271 for the same time in 1997. Full time equivalent employees have increased primarily as a result of recent branch acquisitions and trust expansion. In addition, modest general additions to staff have been required in specific areas.

           Premises and equipment expense increased $627 thousand or 29.8% for the first nine months of 1998 when compared to the same period in 1997. For 1998, depreciation expense was greater by $433 thousand. Additional depreciation has resulted from the Company's purchase/installation of a new enhanced in-house core data processing system and supporting delivery systems. This upgrading of the Company's core processing/peripheral equip-ment and software, provides associates the means to service our growing customer base more effectively.

           Advertising expense rose by $205 thousand for the first nine months of 1998 over the same period one year ago. Expansion into new markets has required marketing campaigns announcing our services, and in addition, business development for new products and services has been necessary.

           Professional fees for the first nine months of 1998 were $42 thousand less than than the same period in 1997. Additional matters requiring outside legal and accounting expertise were incurred for 1997 over the comparable period for 1998. In addition, the recovery of a previous year's legal fees incurred of $35 thousand was recorded in 1998.

      Income Taxes
      ------------

           Income tax expense, including both federal income tax and the Indiana franchise tax, increased by $257 thousand for the first nine months of 1998 over 1997. Income before income tax increased $860 thousand or 10.7% for the first nine months of 1998 over 1997. The effective tax rate for the period ending September 30, 1998 was 33.3% compared to 33.7% for the comparable period in 1997.

                            Page  11  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                               September 30, 1998
 -----------------------------------------------------------------------------
      Balance Sheet
      -------------

           The Company's total assets increased $87.006 million from the level reported at year end 1997. When compared to September 30, 1997 total assets have increased $98.518 million or 19.2%. On September 18, 1998 the Company acquired six branches which added $89.7 to total assets. For the third quarter of 1998 average assets were $552.314 million compared to $498.790 million for the third quarter of 1997.

           Cash and cash equivalents increased $34.603 million at September 30, 1998 from the level reported at December 31, 1997. The increase in cash and cash equivalents was primarily due to the funds received as a result of the Company's acquisition of branches.

      Loans and Deposits
      ------------------

           Loans, excluding loans held for sale and term federal funds, were $430.695 million at September 30, 1998, an increase of $23.424 million over the year end 1997 level of $407.271 million. At September 30, 1997, loans, excluding loans held for sale and term federal funds, were $396.131 million. Growth in the Company's loan portfolio from September 30, 1997 to September 30, 1998 has been $34.564 million or 8.7%. This loan growth has occured in most major categories of the portfolio, with $21.136 million, or 61% of the total growth experienced during the past twelve months, having occurred in the mortgage loan component of the loan portfolio.

           Real estate loans continue to be the largest asset category of the Company. At September 30, 1998 loans made to individuals on owner occupied property represented 27.2% of total assets and 59.4% of the Company's mortgage loan portfolio. At September 30, 1997 loans made to individuals on owner occupied property represented 30.2% of total assets and 59.7% of the Company's mortgage loan portfolio. Over the last twelve months loans on owner occupied property and commercial mortgage loans have grown $11.767 million and $9.369 million respectively.

           Loan growth has been achieved under the Company's strategic plan and has been accomplished in accordance with credit policies designed to ensure continued strong asset quality.

           Total deposits of the Company at September 30, 1998 increased $86.647 million from the level reported at year end 1997. Noninterest-bearing deposits decreased by $1.597 million at September 30, 1998 as measured against year-end 1997, while total interest bearing deposits increased $88.244 million. Most of the increase in total deposits can be directly attributable to the deposits acquired in the September 18, 1998 purchase of six branches from another financial institution.

           Average interest bearing deposits were higher by $24.744 million or 6.9% for the three months ended September 30, 1998 when compared to the same period in 1997.

      Allowance for Loan Losses and Nonperforming Loans
      -------------------------------------------------

           The Company's nonperforming loans, which include nonaccrual, past due 90 days, and restructured loans, decreased $56 thousand from year end 1997. At September 30, 1998 total nonperforming loans were $1.372 million or .22% of total assets, compared to .27% of total assets at year end 1997. Total nonperforming loans represented .31% of total loans at September 30, 1998, compared to .47% and .35% on September 30, 1997 and December 31, 1997 respectively.

           The allowance for loan losses at September 30, 1998 increased $257 thousand from year end 1997. Loans charged off for the period ending September 30, 1998, decreased by $597 thousand when compared to the same period in 1997. In the first quarter of 1997 a large commercial loan was written down by $379 thousand and the balance transferred to nonaccruing loans. The allowance for loan losses equaled 263% of nonperforming loans at September 30, 1998, compared to 245% and 178% for December 31, 1997 and September 30, 1997.

           Based on the components of the loan portfolio, an analysis of historical net charge-offs, and other economic considerations, management considers the allowance for loan losses to be adequate.

                            Page  12  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                               September 30, 1998
 -----------------------------------------------------------------------------
      Liquidity, Rate Sensitivity and Market Risk
      -------------------------------------------

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

           Based on the Company's model utilized, if market interest rates were to immediately increase 100 basis points, the Company would experience a slight decline in earnings, due to a decrease in net interest income of approximately $205 thousand over a one year time period. This hypothetical estimate is based on numerous assumptions including yield curve shape and loan amortization. In addition, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The analysis assesses the behavior of earning assets and interest bearing liabilities and assumes that account rate behavior correlates to economic behavior. The Company cannot make any assurances as to the predictive nature of these assumptions, nor can it assess the impact of such variables as prepayment and refinancing levels, depositor withdrawals, customer product preference changes, and competitive factors, as well as other internal and external variables. In addition, this analysis cannot reflect actions taken by the Company's Asset/Liability Management committees; therefore, this analysis should not be relied upon as indicative of expected operating results.

      Capital Resources
      -----------------

           Stockholders' equity, including net unrealized gains on securities available for sale, increased from $56.233 million at December 31, 1997 to $60.125 million on September 30, 1998. Book value per share was $13.19 at September 30, 1998 compared to $12.41 at year end 1997. Excluding net unrealized gains on securities available for sale, per share book value increased $0.77 a share to $12.87 at September 30, 1998 from year end 1997. Tangible book value per share on September 30, 1998 was $10.98 compared to $11.09 for the year end 1997 and $10.92 on September 30, 1997. (Tangible book value per share is defined as total stockholders' equity less net unrealized gains on securities available for sale and goodwill/core deposit intangibles net; divided by total outstanding shares.)

           For the nine months ended September 30, 1998 a total of 13,341 shares were issued under the Company's Dividend Reinvestment and Stock Purchase Plan. A total of 338 shareholders or about 50% of the Company's shareholders of record participate in the Plan.

           At September 30, 1998 the Company's Tier I risk based capital ratio was 11.42% and its leverage capital ratio was 8.65%. The Company and each of its affiliate banks currently exceed all capital requirements mandated by regulatory authorities.

           On July 6, 1998 the Company announced a limited repurchase of its shares to be reissued under the Company's stock option and dividend reinvestment plans. During the third quarter 15,000 shares were acquired at a total cost of $413 thousand.

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

                                ANB CORPORATION
                                   FORM 10-Q
                               September 30, 1998
 -----------------------------------------------------------------------------

                           PART II. OTHER INFORMATION
                           --------------------------

      Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits

                   Exhibit 27, Financial Data Schedule

               (b) No reports on Form 8-K were filed with respect to
                   events occurring during the three months ended
                   September 30, 1998.


                            Page  14  of  15  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                               September 30, 1998
 -----------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ANB CORPORATION

                                                 /s/ James R. Schrecongost
      Date:  November 10, 1998              BY: -----------------------------
                                                     James R. Schrecongost

                                             Vice Chairman, President and CEO


                                                 /s/ Larry E. Thomas
      Date:  November 10, 1998              BY: -----------------------------
                                                     Larry E. Thomas

                                                Chief Financial Officer and
                                                Principal Accounting Officer



                            Page  15  of  15  Pages