Form 10-K
period 1998-12-31
ANB CORP
filed 1999-03-30
CIK 760992

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

Commission file number 0-18925

                                ANB CORPORATION
                                ---------------
             (Exact name of registrant as specified in its charter)

           Indiana                                        35-1612066
           -------                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization                        Identification No.)

                 120 West Charles Street, Muncie, Indiana 47305
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (765) 747-7575

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No-Par Value
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

Indicate by check mark whether the registrant (1) has filed all reports required be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---

The aggregate market value of voting stock held by non-affiliates of the registrant (for purposes of such calculation, includes persons who are not directors, executive officers or holders of more than 10% of the registrant's common stock) based upon the average of the bid and asked prices as of March 12, 1999 was approximately $91,387,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 12, 1999:

                 Common Stock, No-Par Value - 4,571,107 shares

Documents incorporated by reference:

Portions of the Annual Report to Shareholders of ANB Corporation for the year ended December 31, 1998 are incorporated by reference into Part II.

Portions of the definitive proxy statement dated March 25, 1999 relating to the annual meeting of shareholders of ANB Corporation to be held on April 27, 1999 are incorporated by reference into Part III.

Exhibit index - page 22

                                      (1)

FORM 10-K TABLE OF CONTENTS
-----------------------------------------------------------------------------
                                                                         Page

Forward Looking Statement .................................................  3

Part I

    Item  1 - Business.....................................................  3

    Item  2 - Properties................................................... 15

    Item  3 - Legal Proceedings............................................ 15

    Item  4 - Submission of Matters to a Vote of Security Holders.......... 15

Part II

    Item  5 - Market For the Registrant's Common Equity and
                  Related Stockholder Matters.............................. 15

    Item  6 - Selected Financial Data...................................... 15

    Item  7 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 15

    Item  7A - Quantitative and Qualitative Disclosures
                  About Market Risk ....................................... 15

    Item  8 - Financial Statements and Supplementary Data.................. 15

    Item  9 - Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................... 16

Part III

    Item 10 - Directors and Executive Officers of the Registrant........... 16

    Item 11 - Executive Compensation....................................... 16

    Item 12 - Security Ownership of Certain Beneficial
                  Owners and Management.................................... 16

    Item 13 - Certain Relationships and Related Transactions............... 16

Part IV

    Item 14 - Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K...................................... 16

Signatures        ......................................................... 20


                                      (2)

                           FORWARD LOOKING STATEMENT

This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Registrant (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Registrant. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

                                     PART I

ITEM 1. BUSINESS
-----------------------------------------------------------------------------

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

American National is a national banking association with its principal offices in Muncie, Delaware County, Indiana. American National was originally incorporated under the laws of the State of Indiana in 1918. In 1960, American National received its charter as a national banking association. Muncie Federal Savings Bank ("Muncie Federal"), a federally chartered mutual savings and loan association, was acquired by the Registrant in 1991 and converted to a savings bank. Muncie Federal and American National merged in 1993. The acquisition of Muncie Federal benefited the Registrant through an increase in market share and an expansion of its operations. The additional Muncie Federal offices allowed American National to increase the number of full service banking locations within Delaware County and to expand into Jay County, Indiana, northeast of the Registrant's home county. At December 31, 1998, American National had assets of $433.1 million, deposits of $363.6 million and stockholder's equity of $32.9 million.

The Registrant acquired Winchester Bancorporation ("Winchester") in Winchester, Indiana and its subsidiary bank, Peoples in early 1994. The Registrant acquired 100% of the outstanding common stock of Winchester for approximately $11.0 million. Peoples' customers are located primarily in Randolph, Wayne and surrounding counties. In December, 1995, The Saratoga State Bank ("Saratoga"), previously a subsidiary of the Registrant, was merged into Peoples. Saratoga was located in Saratoga, Randolph County, Indiana, immediately east of the Registrant's home county. In 1997, Peoples acquired a branch in Parker City, Indiana with deposits approximately $9 million. At December 31, 1998, Peoples had assets of $177.6 million, deposits of $145.4 million and stockholder's equity of $17.6 million.

ANTIM, previously the trust department of American National, traces its history to 1900 and is the successor of The Muncie Trust Company. To capitalize on its profitable $1.7 billion trust operation, American National formed its previously wholly owned subsidiary, ANTIM, which has succeeded to American National's trust business. Ownership of ANTIM was transferred from American National to the Registrant in December, 1996. ANTIM provides trust and asset management services with offices in Indianapolis, Anderson, Fort Wayne, Winchester and Muncie. In September 1997, ANTIM acquired a 15% interest in Indiana Trust & Investment Management Company in Mishawaka, Indiana, and under a Stock Acquisition Agreement, is obligated to acquire the remaining 85% by the year 2002, subject to

                                      (3)
various terms and conditions. Trust operations provide a significant source of fee income to the Registrant and in 1998 constituted 11.5% of the Registrant's total operating income.

ANB Financial Planning Services ("ANBFPS") is a wholly owned subsidiary of American National. ANBFPS offers a full range of financial planning services.

The Registrant provides its commercial banking, trust and asset management products and services through its 32 affiliated offices in nine Indiana counties, and this expanded financial base has enabled it to compete with larger bank holding companies in east central Indiana.

BUSINESS ACTIVITIES

American National and Peoples offer a wide range of depository, lending, fiduciary and related financial services to individual and business customers. The financial institutions offer checking and savings plans; investment accounts consisting of certificates of deposit, money market deposit accounts, IRA accounts and interest paying deposit accounts; provide lending services consisting of simple interest consumer loans, car and home improvement loans, student loans, commercial loans and mortgage loans; and offer credit cards (Master Card and Visa), safety deposit services, travelers checks, U. S. Savings Bonds, night depositories, bank by mail and automatic transfer services. Automated teller machines provide 24-hour service in Muncie, Winchester, Richmond, Parker City, Portland, Farmland, Anderson, Zionsville and Yorktown. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, employee benefit plans and corporate bond trustee accounts.

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

During 1998, the Registrant engaged in market expansion in Madison and Boone counties. In September, the Registrant acquired six branch offices in the Anderson and Zionsville communities with deposits totaling approximately $90 million. In December 1998, the Registrant continued its expansion with the announcement of the opening of a de novo office in Marion, Indiana. The office opened in February, 1999. The acquired branches and the de novo office have provided opportunities for the Registrant to deliver its distinctive brand of retail banking into new markets. Customer reception in Anderson, Zionsville, and Marion has exceeded expectations, and reaffirmed the Registrant's belief that there is a great opportunity to gain market share in communities that have experienced turnover in local ownership.

In October 1998, the Registrant entered into a merger agreement with Farmers State Bancorp (Farmers) of Union City, Ohio. Farmers would be the fourth banking company to join the Registrant and the first to be located in another state. The proposed merger will allow the Registrant to expand its network of financial service subsidiaries into new market areas. Unaudited total assets, total deposits and stockholders' equity of Farmers approximated $93 million, $82 million and $10 million at December 31, 1998. The proposed merger is subject to approval by Farmers' shareholders and regulatory agencies.

EMPLOYEES

As of December 31, 1998, the Registrant and its subsidiaries had approximately 328 full-time equivalent employees to whom it provides a variety of benefits and with whom it enjoys excellent relations.

                                      (4)

STATISTICAL INFORMATION

The following tables present statistical information with respect to the Registrant, which is not included in Registrant's 1998 Annual Report to Shareholders.

LOAN PORTFOLIO

Types of Loans
--------------

The loan portfolio at the dates indicated is presented below:

December 31                                           1998            1997            1996            1995           1994
----------------------------------------------------------------------------------------------------------------------------
                                                                             (In Thousands)
Commercial                                         $ 105,690        $ 99,378        $ 81,142        $ 75,083        $68,361
Term federal funds sold                                8,623           1,500           5,500           8,784          9,969
Real estate mortgage                                 303,527         262,711         243,115         226,069        211,442
Individuals' loans for
    household expenditures                            45,720          39,654          42,507          35,736         35,495
Tax-exempt and other loans                             6,547           5,528           3,817           3,241          3,536
                                              ------------------------------------------------------------------------------

         Total loans                                $470,107        $408,771        $376,081        $348,913       $328,803
                                              ==============================================================================

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

Presented in the table below are the maturities of the commercial loan portfolio and the sensitivity of the portfolio at December 31, 1998 as to predetermined or adjustable interest rates.

                                                          Within             1-5              Over
                                                          1 Year            Years            5 Years           Total
---------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
Fixed rate loans                                             $ 16,860          $ 18,290           $2,645          $ 37,795
Variable rate loans                                            45,627            16,798            5,470            67,895
                                                      ---------------------------------------------------------------------

   Totals                                                    $ 62,487          $ 35,088           $8,115         $ 105,690
                                                      =====================================================================

Per cent                                                        59.1%             33.2%             7.7%            100.0%

Principal balances of term loans included in the 1-5 Years and Over 5 Years categories are shown based on maturity date.


                                      (5)

Risk Elements
-------------

Nonaccrual, past due and restructured loans

December 31                                           1998           1997            1996          1995            1994
--------------------------------------------------------------------------------------------------------------------------
                                                                             (In Thousands)
Nonaccruing loans                                    $ 1,237        $ 538           $1,326        $1,184          $2,472
 Accruing loans contractually
 past due 90 days or more as to
 interest or principal payments                          206          300              472           241             390
Restructured loans                                       147          590               63           880             156

Impaired loans included in the above table               100           190              720

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

No interest income for the year ended December 31, 1998 was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $24,000 would have been recognized under their original loan terms.

Potential problem loans:

Management has identified additional impaired loans of $946,000 as of December 31, 1998, not included in the risk element table, about which there are doubts as to the borrowers' ability to comply with present repayment terms. Loans are considered to be impaired when it becomes probable that the bank subsidiaries will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Risk elements are considered by management in determining the appropriate level of the allowance for loan losses.

Allocation of the Allowance for Loan Losses at December 31
----------------------------------------------------------

Presented below is an analysis of the composition of the allowance for loan losses (in thousands) and per cent of loans in each category to total loans:

                                                     1998                        1997                       1996
----------------------------------------------------------------------------------------------------------------------------
                                               Amount      Per Cent       Amount       Per Cent      Amount       Per Cent
----------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Balance at December 31:
   Commercial                                  $ 1,837       22.5%          $1,505       24.3%       $1,337         21.6%
   Term federal funds sold                                    1.8                          .4                        1.5
   Real estate mortgage                          1,031       64.6              838       64.2           889         64.6
   Loans to individuals                            649        9.7              730        9.7           581         11.3
   Tax exempt and other                             55        1.4               25        1.4            23          1.0
   Unallocated                                      15                         399                      570
                                          ----------------------------------------------------------------------------------

   Totals                                       $3,587          100%        $3,497      100.0%       $3,400        100.0%
                                          ==================================================================================

                                      (6)

                                                                                       1995                   1994
----------------------------------------------------------------------------------------------------------------------------
                                                                                Amount     Per Cent   Amount      Per Cent
----------------------------------------------------------------------------------------------------------------------------
                                                                                       (Dollars in Thousands)
Balance at December 31:
   Commercial                                                                   $ 827        21.5%    $   867         20.8%
   Term federal funds sold                                                                     2.5                     3.0
   Real estate mortgage                                                           878         64.8      1,172         64.3
   Loans to individuals                                                           554         10.3        481         10.8
   Tax exempt and other                                                            12           .9         20          1.1
   Unallocated                                                                    626                     158
                                                                          --------------------------------------------------

   Totals                                                                      $2,897       100.0%     $2,698        100.0%
                                                                          ==================================================

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


                                      (7)

SECURITIES PORTFOLIO

The carrying values of the components of the securities portfolio at the dates indicated were:

December 31                                                           1998             1997              1996
--------------------------------------------------------------------------------------------------------------------
                                                                                  (In Thousands)
Available for sale(1)
   U. S. Treasury                                                      $ 5,491         $14,880          $17,838
   Federal agencies                                                     25,098           8,248            7,972
   State and municipal                                                  35,428          45,031           44,166
   Corporate obligations                                                   100             100              200
   Mortgage-backed                                                       9,968                            3,078
   Other securities                                                        397             813              690
                                                                ----------------------------------------------------

        Total available for sale                                      $ 76,482         $69,072          $73,944
                                                                ====================================================

(1) Available for sale securities are carried at market value.


The maturity distribution and average yields for the securities portfolio at December 31, 1998 were:

                                    Within 1 Year             1-5 Years              5-10 Years           Over 10 Years
                                --------------------------------------------------------------------------------------------
                                  Amount      Yield*      Amount      Yield*      Amount     Yield*     Amount     Yield*
----------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Available for sale(2)
   U. S. Treasury                $  1,352      6.4%      $   4,055     6.0%
   Federal agencies                 4,971      5.3          10,024     5.9         $10,078     6.1%
   State and municipal*             4,425     10.3           4,447     8.6          12,049     9.1       $13,216     8.5%
   Corporate obligations              100      5.5
   Mortgage-backed securities
                                                             1,013     7.0             910     6.5         8,116     6.7
   Other securities                            7.2
                                      397
                                --------------------------------------------------------------------------------------------

      Totals                     $ 11,245      7.5%       $ 19,539     6.6%        $23,037     7.7%      $21,332     7.8%
                                ===========             ===========             ===========           ===========

(2) Available for sale amounts shown in the maturity distribution table are at amortized cost for computation of yields.

* Interest yields on state and municipal securities are presented on a fully taxable equivalent basis using a 34% rate after adjustment for effect of non-deductible interest expense attributed to such investments.

DEPOSITS

The following table shows the average amount of deposits and the average rate of interest paid thereon for the years indicated.

                                                       1998                       1997                       1996
----------------------------------------------------------------------------------------------------------------------------
                                                Amount         Rate        Amount         Rate         Amount        Rate
----------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Noninterest-bearing demand                        $50,659                 $  48,556                   $ 42,816
NOW accounts                                       77,878        2.1%        74,511          2.5%       71,954         2.5%
Money market investment accounts                   54,501        3.3         40,304           3.2       40,383          3.1
Savings                                            27,013        2.3         26,592           2.5       28,174          2.5
Certificates of deposit                           231,920        5.2        219,853           5.3      217,350          5.4
                                             --------------             --------------             --------------

     Totals                                     $441,871                   $409,816                   $400,677
                                             ==============             ==============             ==============

                                      (8)

As of December 31, 1998, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                             3-6              6-12              Over
                                         3 Months           Months           Months          12 Months           Total
-----------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Certificates of deposit                   $43,185           $11,723          $ 6,162           $ 8,249          $69,319

Per cent                                     62.3%             16.9%             8.9%             11.9%           100.0%

RATIOS

Various ratios of the Company are as follows:

December 31                                                           1998             1997              1996
---------------------------------------------------------------------------------------------------------------
Return on assets                                                       1.40%            1.41%             1.27%
Return on equity                                                      13.52            13.34             12.29
Dividend payout ratio                                                 43.11            42.11             41.98
Equity to assets ratio                                                10.37            10.56             10.34

SHORT-TERM BORROWINGS

December 31                                                                  1998             1997             1996
-------------------------------------------------------------------------------------------------------------------------
                                                                                           (In Thousands)
Short-term borrowings
  Federal funds purchased                                                                   $ 6,375           $ 6,600
  Securities sold under repurchase agreements                              $ 4,321            3,980             7,203
  U. S. Treasury demand notes                                                1,486            2,980             3,873
                                                                      ---------------------------------------------------

     Totals                                                                $ 5,807          $13,335           $17,676
                                                                      ===================================================

Securities sold under repurchase agreements are borrowings maturing within one year and are secured by U. S. Treasury and Federal agencies securities.


                                      (9)

Pertinent information with respect to short-term borrowings is summarized below:

December 31                                                                     1998             1997             1996
-------------------------------------------------------------------------------------------------------------------------
Weighted average interest rate on outstanding balance
  Securities sold under repurchase agreements                                    4.3%             5.1%              5.1%
  Total short-term borrowings                                                    4.2              5.9               5.9

Weighted average interest rate paid on short-term
  borrowings during the year                                                     5.1              5.5               5.2

Highest amount outstanding at any month end during the year (in thousands)

  Securities sold under repurchase agreements                                  $5,353         $  6,932          $  7,203

  Total short-term borrowings                                                  14,211           19,523            17,676

Average short-term borrowings outstanding
  during the year (in thousands)                                                7,138           11,277             9,267

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

                                      (10)

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

Under FDICIA, as implemented by final regulations adopted by the FDIC, FDIC-insured state banks are prohibited, subject to certain exceptions, from directly or indirectly acquiring or retaining any equity investments of a type, or in an amount, that are not permissible for a national bank. FDICIA, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries,

                                      (11)
subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with FDICIA. These restrictions are not currently expected to have a material impact on the operations of Peoples.

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

CAPITAL REQUIREMENTS

The Registrant and its subsidiary banks must meet certain minimum capital requirements mandated by the Federal Reserve, the Comptroller of the Currency, the FDIC and state banking regulators in Indiana. These regulatory agencies require bank holding companies and banks to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. As of January 1, 1991, the Federal Reserve required bank holding companies to maintain a minimum Tier 1 leverage ratio of 3 percent capital to total assets; however, for all but the most highly rated institutions which do not anticipate significant growth, the minimum Tier 1 leverage ratio is 3 percent plus an additional cushion of 100 to 200 basis points. As of December 31, 1998, the Registrant's leverage ratio of capital to total assets was 7.9 percent.

The Federal Reserve, the Comptroller of the Currency and the FDIC each have approved the imposition of "risk-adjusted" capital ratios on bank holding companies and financial institutions. At least half of the

                                      (12)
total required capital, or 4%, must be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance.

The Registrant and each of its subsidiaries had capital to assets ratios and risk-adjusted capital ratios at December 31, 1998 in excess of the applicable regulatory minimum requirements. The following table summarizes the Registrant's risk-adjusted capital ratios under Federal Reserve guidelines at December 31, 1998:
                                                    Registrant    Regulatory
                                                   Consolidated    Minimum
                                                      Ratio       Requirement
                                                   ------------   -----------

Tier 1 Capital to Risk-Weighted Assets Ratio           11.4%           4%

Total Capital to Risk-Weighted Assets Ratio            12.3%           8%


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

INTERSTATE BANKING

The Riegle Community Development and Regulatory Improvement Act of 1994 allows bank holding companies to acquire banks anywhere in the United States subject to certain state restrictions and permits an insured bank to merge with an insured bank in another state without regard to whether such merger is prohibited by state law. Additionally, an out-of-state bank may acquire the branches of an insured bank in another state without acquiring the entire bank; provided, however, that the law of the state where the branch is located permits such an acquisition. Indiana permits interstate branching (both denovo and by

                                      (13)
acquisition), subject to certain conditions, as contemplated by the Act. Bank holding companies may merge existing bank subsidiaries located in different states into one bank.

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

YEAR 2000 SAFETY AND SOUNDNESS

The FDIC, Comptroller of the Currency, Federal Reserve, and OTS issued "interagency guidelines establishing Year 2000 standards for safety and soundness" in 1998, which are consistent with the key principles contain in the safety and soundness guidance on the risks posed to financial institutions by the Year 2000 problem issued by the Federal Institutions Examination Council. The guidance underscores that Year 2000 preparation is not only an information systems issue, but also an enterprise-wide challenge that must be addressed at the highest level of a financial institution. The guidance sets out the responsibilities of senior management and boards of directors in managing their Year 2000 projects. Among the responsibilities of institution managers and directors is that of managing the internal and external risks presented by providers of data-processing products and services, business partners, counterparties and major loan customers. Under the guidance, senior management must provide the board of directors with status reports, at least quarterly, on efforts to reach Year 2000 goals both internally and by the institution's major vendors. Senior managers and directors must allocate sufficient resources to ensure that high priority is given to seeing that remediation plans are fulfilled, and that the project receives the quality personnel and timely support it requires. The guidance does not require financial institutions to obtain Year 2000 certification from their vendors. Rather, an institution must implement its own internal testing or verification processes for vendor products and services to ensure that its different computer systems function properly together.

                                      (14)

ITEM 2. PROPERTIES
-----------------------------------------------------------------------------

As of December 31, 1998, the Registrant operated through thirty-two affiliated offices. American National operates seventeen branch offices, nine of which are in Muncie, four in Anderson, two in Zionsville, and one in Yorktown and in Portland. Peoples operates eight full-service offices, including branches in Winchester, Saratoga, Richmond, Farmland, Parker City and Lynn. Other offices are operated by ANTIM, and ANBFPS. All such offices are owned by the subsidiaries with the exception of seven branches of American National, one branch of Peoples and the three facilities of ANTIM.


ITEM 3. LEGAL PROCEEDINGS
-----------------------------------------------------------------------------

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------------------

None


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS
-----------------------------------------------------------------------------

Market for the Registrant's common equity and related stockholder matters included in the 1998 Annual Report to Shareholders of the Registrant on page 3 is incorporated herein by reference.

As of December 31, 1998, the Registrant had approximately 708 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------

Selected financial data under the heading "Financial Highlights" included in the 1998 Annual Report to Shareholders of the Registrant on page 4 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operation included in the 1998 Annual Report to Shareholders of the Registrant on pages 36 through 55 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------------------

Quantitative and qualitative disclosures about market risk included in the 1998 Annual Report to Shareholders of the Registrant on pages 50 through 52 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------------------------------

Consolidated financial statements as of and for the three-year period ended December 31, 1998 and the independent auditor's report included in the 1998 Annual Report to Shareholders of the Registrant on pages 10 through 35 are incorporated herein by reference.

                                      (15)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------------

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------------------------

The information to be provided under this item is incorporated by reference herein from pages 2 and 3 of the Registrant's definitive proxy statement dated March 25, 1999 as filed with the Commission pursuant to Regulation 14A.


ITEM 11.  EXECUTIVE COMPENSATION
-----------------------------------------------------------------------------

The information to be provided under this item is incorporated by reference herein from pages 6 through 13 of the Registrant's definitive proxy statement dated March 25, 1999 as filed with the Commission pursuant to Regulation 14A.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------------

The information to be provided under this item is incorporated by reference herein from pages 2, 4, and 5 of the Registrant's definitive proxy statement dated March 25, 1999 as filed with the Commission pursuant to Regulation 14A.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------------------------

The information to be provided under this item is incorporated by reference herein from page 5 of the Registrant's definitive proxy statement dated March 25, 1999 as filed with the Commission pursuant to Regulation 14A.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
   REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

(a)(1) The following consolidated financial statements of the Registrant and subsidiaries are incorporated by reference in Item 8:

                                                                        Annual
                                                                        Report
                                                                         Page
                                                                        Number
                                                                        ------
        Independent Auditor's Report                                      10

        Consolidated Balance Sheet as of December 31, 1998 and 1997       11

        Consolidated Statement of Income for the years ended
        December 31, 1998, 1997 and 1996                                  12

        Consolidated Statement of Stockholders' Equity
        for the years ended December 31, 1998, 1997 and 1996              13

                                      (16)

        Consolidated Statement of Cash Flows for the years ended
        December 31, 1998, 1997 and 1996                                  14

        Notes to Consolidated Financial Statements                       15-35

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

                  3.03 Bylaws Amendment of the Registrant Adopted on August 10, 1998.

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

                                      (17)

   (3)  Listing of Exhibits:

            Exhibit Number                       Description
            --------------                       -----------
                  10.07 1993 Amended and Restated Employment Agreement dated September 8, 1993 by and among Paul L. Sehnert, Jr., ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.17 of the Registrant's 1993 Form 10-K Annual Report).

                  10.08 1994 Amended and Restated Employment Agreement dated November 30, 1994 by and among Chris L. Talley, ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.19 of the Registrant's 1994 Form 10-K Annual Report).

                  10.09 1994 Amended and Restated Employment Agreement dated November 30, 1994 by and among Philip R. Hirschfeld, ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.20 of the Registrant's 1994 Form 10-K Annual Report).

                  10.10 ANB Corporation 1995 Stock Option Plan (Incorporated herein by reference to Exhibit
                                  4.3 of Form S-8 Registration Statement,
                                  Commission File No. 33-95866 filed on August
                                  18, 1995).

                  10.11 ANB Corporation 1996 Directors' Stock Option Plan (Incorporated herein by reference to Exhibit 10.13 of the Registrant's 1996 Form 10-K Annual Report).

                  10.12 Employment Agreement dated December 1, 1997 by and among Jerome J. Gassen, ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit
                                  10.13 of the Registrant's 1997 Form 10-K
                                  Annual Report).

                  10.13 Employment and Noncompetition Agreement dated September 16, 1997 by and among R. Michael Miner, ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.14 of the Registrant's 1997 Form 10-K Annual Report).

                  10.14 Employment and Noncompetition Agreement dated October 17, 1997 by and among Mark W. Cremonie, ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.15 of the Registrant's 1997 Form 10-K Annual Report).

                  10.15 Agreement and Plan of Merger between the Registrant and Farmers State Bancorp (Incorporated herein by reference to Exhibit 2 and included as Appendix A of Form S-4 Registration Statement, Commission File No. 333-71221 filed January 26, 1999).

                  10.16 Employment and Noncompetition Agreement dated December 1, 1998 by and among Douglas E. Carl, ANB Corporation and a subsidiary of ANB Corporation.

                  10.17 Employment and Noncompetition Agreement dated December 1, 1998 by and among Larry A. Myers, ANB Corporation and a subsidiary of ANB Corporation.


                                      (18)

   (3)  Listing of Exhibits:

            Exhibit Number                       Description
            --------------                       -----------
                   13 1998 Annual Report to Shareholders of ANB Corporation (Incorporated in part into this Form 10-K by reference).

                   21             Subsidiaries of the Registrant.

                   23             Consent of Olive LLP.

                   27 Financial Data Schedule (Included in electronic version only).

                   99 Annual financial statements and independent auditor's report for Stock Investment Plan of ANB Corporation for the year ended December 31, 1998.

(b) During the fourth quarter of 1998, the Registrant did not file any reports on Form 8-K.

(c) See the listing of exhibits in Item 14(a)(3).

(d) No financial statement schedules are required to be submitted.


                                      (19)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 25th day of March, 1999.

                                    ANB CORPORATION
                                      (Registrant)


                                    By:   /s/  James R. Schrecongost,
                                       -----------------------------------------
                                          James R. Schrecongost, Vice Chairman,
                                          President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated below as of the 25th day of March, 1999.

Name                                      Title
-------------------------------------------------------------------------------

/s/ Kelly N. Stanley                      Chairman of the Board of Directors
------------------------------
    Kelly N. Stanley


/s/ James R. Schrecongost                 Vice Chairman, President, and
------------------------------
    James R. Schrecongost                 Chief Executive Officer


/s/ Larry E. Thomas                       Treasurer (Chief Financial Officer
------------------------------
    Larry E. Thomas                       and Principal Accounting Officer)


/s/ Ben E. Delk                           Director
------------------------------
    Ben E. Delk


/s/ Madelyn K. Ferris                     Director
------------------------------
    Madelyn K. Ferris



                                          Director
------------------------------
    R. David Hoover


                                      (20)

Name                                      Title
-------------------------------------------------------------------------------

                                          Director
------------------------------
    William L. Peterson


/s/ Donald A. Ross                        Director
------------------------------
    Donald A. Ross


/s/ Chris L. Talley                       Director
------------------------------
    Chris L. Talley


/s/ Leon V. Towne                         Director
------------------------------
    Leon V. Towne



                                      (21)

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

      3.03            Bylaws Amendment of the Registrant Adopted on August 10,
                      1998.

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

                                      (22)

Exhibit Number                              Description
--------------                              -----------

     10.07 1993 Amended and Restated Employment Agreement dated September 8, 1993 by and among Paul L. Sehnert, Jr., ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.17 of the Registrant's 1993 Form 10-K Annual Report).

     10.08 1994 Amended and Restated Employment Agreement dated November 30, 1994 by and among Chris L. Talley, ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.19 of the Registrant's 1994 Form 10-K Annual Report).

     10.09 1994 Amended and Restated Employment Agreement dated November 30, 1994 by and among Philip R. Hirschfeld, ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.20 of the Registrant's 1994 Form 10-K Annual Report).

     10.10 ANB Corporation 1995 Stock Option Plan (Incorporated herein by reference to Exhibit 4.3 of Form S-8 Registration Statement, Commission File No. 33-95866 filed on August 18,
                     1995).

     10.11 ANB Corporation 1996 Directors' Stock Option Plan (Incorporated herein by reference to Exhibit 10.13 of the Registrant's 1996 Form 10-K Annual Report).

     10.12 Employment Agreement dated December 1, 1997 by and among Jerome J. Gassen, ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit
                     10.13 of the Registrant's 1997 Form 10-K Annual Report).

     10.13 Employment and Noncompetition Agreement dated September 16, 1997 by and among R. Michael Miner, ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.14 of the Registrant's 1997 Form 10-K Annual Report).

     10.14 Employment and Noncompetition Agreement dated October 17, 1997 by and among Mark W. Cremonie, ANB Corporation and a subsidiary of ANB Corporation (Incorporated herein by reference to Exhibit 10.15 of the Registrant's 1997 Form 10-K Annual Report).

     10.15 Agreement and Plan of Merger between the Registrant and Farmers State Bancorp (Incorporated herein by reference to Exhibit 2 and included as Appendix A of Form S-4 Registration Statement, Commission File No. 333-71221 filed January 26, 1999).

     10.16 Employment and Noncompetition Agreement dated December 1, 1998 by and among Douglas E. Carl, ANB Corporation and a subsidiary of ANB Corporation.

     10.17 Employment and Noncompetition Agreement dated December 1, 1998 by and among Larry A. Myers, ANB Corporation and a subsidiary of ANB Corporation.

        13 1998 Annual Report to Shareholders of ANB Corporation (Incorporated in part into this Form 10-K by reference).

        21           Subsidiaries of the Registrant.

        23           Consent of Olive  LLP.

                                      (23)

        27 Financial Data Schedule (Included in electronic version only).

        99 Annual financial statements and independent auditor's report for Stock Investment Plan of ANB Corporation for the year ended December 31, 1998.



                                      (24)