Form 10-K/A
period 1997-12-31
ANB CORP
filed 1999-04-28
CIK 760992

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

                 120 West Charles Street, Muncie, Indiana 47305
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Exhibit index - page 22

This Form 10-K/A is being filed to include the annual financial statements and independent auditor's report for the Stock Investment Plan of ANB Corporation as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, not previously included in Form 10-K.

This Form 10-K/A includes the following exhibits:


       Exhibit Number                  Description
       --------------                  -----------

             23                   Consent of Olive LLP

             99 Annual financial statements and independent auditor's report for Stock Investment Plan of ANB Corporation for the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 20th day of April, 1999.

                                               ANB CORPORATION
                                               (Registrant)


                                               By: /s/ James R. Schrecongost
                                                  ---------------------------
                                                       James R. Schrecongost,
                                                       Vice Chairman,
                                                       President, and Chief
                                                       Executive Officer