Form 10-Q
period 1999-03-31
ANB CORP
filed 1999-05-07
CIK 760992

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


       March 31, 1999                                 0-18925
      -----------------                        ----------------------
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

                                                   Yes  X       No
                                                      -----       -----

   As of May 6, 1999 there were outstanding 5,440,298 Common Shares, $1 stated value, of the Registrant.

                              Page  1  of  17  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                                  March 31, 1999

-------------------------------------------------------------------------------
                               TABLE OF CONTENTS
                               -----------------

     Part I - Financial Information:

        Item 1 - Financial Statements                             Page
                                                                  ----
                 Consolidated Condensed Balance Sheet...........   3

                 Consolidated Condensed Statement of Income.....   4 - 5

                 Consolidated Condensed Statement of Changes in
                 Stockholders' Equity...........................   6

                 Consolidated Condensed Statement of Cash
                 Flows..........................................   7

                 Notes to Consolidated Condensed Financial
                 Statements.....................................   8 - 10

        Item 2   Management's Discussion and Analysis of-
                 Financial Condition and Results of Operations..  11 - 15

        Item 3   Quantitative and Qualitative Disclosures
                 About Market Risk..............................  14 - 15

     Part II  -  Other Information:

        Item 6 - Exhibits and Reports on Form 8-K...............  16

     Signatures.................................................  17

                              Page  2  of  17  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                         PART I.  FINANCIAL INFORMATION
                          Item 1. Financial Statements
                      CONSOLIDATED CONDENSED BALANCE SHEET
                              (Dollars in Thousands)
                                   (Unaudited)
-------------------------------------------------------------------------------
                                                       March 31,  December 31,
                                                           1999          1998
 ASSETS                                                 -------      --------
   Cash and due from banks ......................       $19,000       $28,740
   Federal funds sold.............................       18,300         4,000
   Interest-bearing deposit accounts.............         2,557         3,003
                                                       --------      --------
     Cash and cash equivalents...................        39,857        35,743

   Securities available for sale:
     Taxable.....................................        29,808        41,054
     Tax exempt..................................        30,719        35,428
                                                       --------      --------
       Total securities available for sale.......        60,527        76,482

   Loans:
     Loans.......................................       507,946       470,107
       Allowance for loan losses.................        (3,718)       (3,587)
                                                       --------      --------
       Net loans.................................       504,228       466,520

   Loans held for sale ..........................           999           311
   Premises and equipment........................        12,618        12,329
   Federal Reserve & Federal Home Loan Bank Stock         5,031         5,031
   Other real estate.............................           598           345
   Interest receivable...........................         3,884         4,625
   Goodwill and core deposit intangibles ........        11,714        11,963
   Other assets..................................         3,038         2,591
                                                       --------      --------
       Total assets..............................      $642,494      $615,940
                                                       ========      ========
 LIABILITIES
   Deposits
     Noninterest bearing.........................       $60,251       $63,062
     Interest bearing............................       465,342       445,372
                                                       --------      --------
       Total deposits                                   525,593       508,434
   Short-term borrowings.........................         8,044         5,807
   Notes payable.................................         1,500
   Federal Home Loan Bank advances...............        40,998        36,145
   Interest payable..............................         1,659         1,839
   Other liabilities.............................         3,472         3,119
                                                       --------      --------
       Total liabilities.........................       581,266       555,344
                                                       --------      --------
   Commitments and contingent liabilities

 STOCKHOLDERS' EQUITY
   Preferred stock, without par value:
     Authorized-250,000 shares, none issued
   Common stock, $1 stated value:
     Authorized-20,000,000 shares
     Issued and outstanding-4,576,618 and
       4,567,586 shares..........................         4,577         4,568
   Capital surplus...............................         8,871         8,748
   Capital surplus-stock options.................           255           256
   Retained earnings.............................        46,965        46,222
   Accumulated other comprehensive income........           560           802
                                                       --------      --------
       Total stockholders' equity................        61,228        60,596
                                                       --------      --------
       Total liabilities and stockholders' equity      $642,494      $615,940
                                                       ========      ========
                              Page  3  of  17  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)
-------------------------------------------------------------------------------
                                                          Three Months Ended
                                                                March 31,
                                                           1999          1998
 Interest Income                                           ----          ----
   Loans, including fees:
     Taxable.......................................     $10,120        $9,144
     Tax exempt....................................          67            42
   Securities available for sale:
     Taxable.......................................         548           401
     Tax exempt....................................         434           653
   Federal funds sold..............................         109            86
   Other interest
     income........................................         130            82
       Total interest                                    ------        ------
         income....................................      11,408        10,408
                                                         ------        ------
 Interest Expense
   Deposits........................................       4,235         3,867
   Short-term
     borrowings....................................          70            67
   FHLB advances...................................         530           625
       Total interest                                    ------        ------
         expense...................................       4,835         4,559
                                                         ------        ------
 NET INTEREST INCOME...............................       6,573         5,849
   Provision for loan
     losses........................................         300           129
                                                         ------        ------
 NET INTEREST INCOME
   AFTER PROVISION FOR
     LOAN LOSSES...................................       6,273         5,720


                              Page  4  of  17  Pages

 (continued)                     ANB CORPORATION
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)
-------------------------------------------------------------------------------
                                                          Three Months Ended
                                                                March 31,
                                                           1999          1998
                                                           ----          ----
 Other Income:
   Fiduciary activities............................       1,626         1,467
   Service charges on
     deposit accounts..............................         371           318
   Other customer fees.............................         179           109
   Investment securities
     gains, net....................................          29            25
   Net loans sold gains............................          59            76
   Other operating
     income........................................         203           152
       Total other                                       ------        ------
         income....................................       2,467         2,147
                                                         ------        ------
 Other Expenses:
   Salaries and
     employee benefits.............................       3,455         2,752
   Premises and
     equipment expense.............................       1,087           881
   Advertising.....................................         213           214
   Printing, supplies
     and stationery................................         195           171
   Professional fees...............................         116            78
   Deposit insurance
     premiums......................................          37            25
   Goodwill and core
     deposit intangibles
     amortization..................................         249           129
   Other operating
     expenses......................................         905           778
       Total other                                       ------        ------
        expenses...................................       6,257         5,028
                                                         ------        ------
 INCOME BEFORE INCOME
   TAX EXPENSE.....................................       2,483         2,839
     Income tax expense............................         872           948
                                                         ------        ------
 NET INCOME........................................      $1,611        $1,891
                                                         ======        ======
 NET INCOME PER SHARE:
   Basic ..........................................       $0.35         $0.42
   Diluted ........................................       $0.35         $0.41

 Cash Dividends....................................       $0.19         $0.17


                              Page  5  of  17  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
     CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                           1999          1998
                                                           ----          ----
 Balance, January 1 ..............................      $60,596       $56,233

 Comprehensive income:

   Net income......................................       1,611         1,891

   Other comprehensive income, net of tax:

     Unrealized losses on securities
       available for sale.

       Unrealized holding losses arising
         during period.............................        (224)          (88)

       Reclassification adjustment for
         gains included in net income..............         (18)          (15)
                                                         ------        ------
       Net unrealized losses.......................        (242)         (103)
                                                         ------        ------
   Comprehensive income............................       1,369         1,788

 Cash dividends ($.19 and $.17 per share)..........        (869)         (773)

 Exercise of stock options ........................         114           217

 Stock tendered in exercise of stock options.......        (129)         (148)

 Tax benefit on stock options exercised............          35           144

 Stock issued under dividend reinvestment
   and stock purchase plan.........................         112           119
                                                        -------       -------
 Balance, March 31 ................................     $61,228       $57,580
                                                        =======       =======


                              Page  6  of  17  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
-------------------------------------------------------------------------------
                                                          Three Months Ended
                                                                March 31,
                                                           1999          1998
 OPERATING ACTIVITIES:                                     ----          ----
   Net income......................................      $1,611        $1,891
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses.....................         300           129
     Depreciation..................................         533           425
     Securities amortization.......................          (6)            3
     Amortization of goodwill, other intangibles
       and fair value adjustments..................         249           129
     Net loans sold gains..........................         (59)          (76)
     Mortgage loans originated for sale............      (7,614)      (10,994)
     Proceeds from sale of mortgage loans..........       6,988        10,011
     Net change in:
       Interest receivable.........................         741           677
       Interest payable............................        (180)          241
     Other adjustments.............................         679           684
                                                          -----         -----
       Net cash provided by operating activities...       3,242         3,120
                                                          -----         -----
 INVESTING ACTIVITIES:
   Purchases of available for sale securities......      (2,219)       (5,928)
   Proceeds from available for sale securities
     maturities and sales..........................      18,410         3,841
   Net increase in loans...........................     (38,009)       (2,453)
   Purchases of premises and equipment.............        (822)       (1,132)
                                                         ------        ------
       Net cash used by investing activities......      (22,640)       (5,672)
                                                         ------        ------
 FINANCING ACTIVITIES:
   Net change in noninterest-bearing,
     NOW, money market and savings deposits........       8,976        (2,423)
   Net change in certificates of
     deposits and other time deposits..............       8,183         5,044
   Net change in short-term borrowings.............       2,237        (8,460)
   Proceeds from Federal Home Loan Bank advances...       5,000        14,955
   Repayment of Federal Home Loan Bank advances....        (147)       (9,000)
   Cash dividends..................................        (869)         (773)
   Stock sold:
     Exercise of stock options.....................          20           213
     Dividend reinvestment and stock purchase plan.         112           119
         Net cash provided (used)                        ------        ------
           by financing activities.................      23,512          (325)
                                                         ------        ------
 NET CHANGE IN CASH AND CASH EQUIVALENTS...........       4,114        (2,877)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....      35,743        22,653
                                                        -------       -------
 CASH AND CASH EQUIVALENTS, END OF PERIOD..........     $39,857       $19,776
                                                        =======       =======
 Additional Cash Flows Information:
   Interest paid...................................      $5,015        $4,318
   Income tax paid.................................         220           210

                              Page  7  of  17  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1999
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)
-------------------------------------------------------------------------------

 NOTE 1--GENERAL:

   The significant accounting policies followed by ANB Corporation (Company) and its subsidiaries, American National Bank and Trust Company of Muncie, American National Trust and Investment Management Company and Peoples
 Loan & Trust Bank, Winchester, for interim financial reporting, are consistent with the accounting policies followed for annual financial reporting. The accompanying financial statements are unaudited, however, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of those expected for the remainder of the year.

-------------------------------------------------------------------------------

 NOTE 2--INVESTMENT SECURITIES:
                                                  1999
                           ----------------------------------------------------
                                          Gross          Gross
                           Amortized   Unrealized     Unrealized       Fair
 March 31                     Cost        Gains         Losses         Value
 ------------------------------------------------------------------------------
 Available for sale:
   U.S. Treasury.......      $1,250           $10                      $1,260
   Federal agencies....      16,679            20           149        16,550
   State and municipal.      29,573         1,157            11        30,719
   Mortgage backed
     securities........      11,109             1           100        11,010
   Marketable equity
     securities........         988                                       988
                            ---------------------------------------------------
     Total investment
       securities......     $59,599        $1,188          $260       $60,527
                            ===================================================



                                                  1998
                           ----------------------------------------------------
                                          Gross          Gross
                           Amortized   Unrealized     Unrealized       Fair
 December 31                  Cost        Gains         Losses         Value
 ------------------------------------------------------------------------------
 Available for sale:
   U.S. Treasury.......      $5,407           $84                      $5,491
   Federal agencies....      25,073            88            63        25,098
   State and municipal.      34,137         1,293             2        35,428
   Mortgage backed
     securities........      10,039             7            78         9,968
   Marketable equity
     securities........         397                                       397
   Corporate obligation         100                                       100
                            ---------------------------------------------------
     Total investment
       securities......     $75,153        $1,472          $143       $76,482
                            ===================================================


                              Page  8  of  17  Pages

                                ANB CORPORATION
                                   FORM 10-Q
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
-------------------------------------------------------------------------------

 NOTE 3--LOANS AND ALLOWANCE:
                                                       March 31,  December 31,
                                                           1999          1998
 Loans                                                     ----          ----
   Commercial and industrial loans...............      $109,052      $105,690
   Term federal funds sold.......................         7,700         8,623
   Real estate loans:
     One-to-four family properties...............       193,467       186,965
     Other.......................................       126,331       116,562
   Individuals' loans for household and other
     personal expenditures.......................        62,321        45,720
   Tax exempt loans..............................         4,242         4,090
   Other loans...................................         4,833         2,457
                                                       --------      --------
        Total loans..............................      $507,946      $470,107
                                                       ========      ========
 Nonperforming loans
   Nonaccruing loans.............................        $1,015        $1,237
   Accruing loans contractually past due
     90 days or more other than nonaccruing......            73           206
   Restructured loans............................           144           147
                                                         ------        ------
        Total nonperforming loans................        $1,232        $1,590
                                                         ======        ======

                                                          Three Months Ended
                                                                March 31,
                                                           1999          1998
 Allowance for loan losses                               ------        ------
   Balances, beginning of period.................        $3,587        $3,497
   Provision for losses..........................           300           129
   Recoveries on loans...........................            27            11
   Loans charged off.............................          (196)         (100)
                                                         ------        ------
   Balances, end of period.......................        $3,718        $3,537
                                                         ======        ======
-------------------------------------------------------------------------------

 NOTE 4--DEPOSITS:
                                                       March 31,  December 31,
                                                           1999          1998
   Deposits                                                ----          ----
     Noninterest bearing.........................       $60,251       $63,062
     NOW accounts................................        80,362        85,816
     Money market deposit accounts...............        93,139        77,359
     Savings deposits............................        29,884        28,423
     Certificates and other time deposits
       of $100,000 or more.......................        86,720        69,319
     Other certificates and time deposits........       175,237       184,455
                                                       --------      --------
        Total deposits...........................      $525,593      $508,434
                                                       ========      ========
-------------------------------------------------------------------------------

 NOTE 5--COMPREHENSIVE INCOME:

   Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:
                                                          Three Months Ended
                                                                March 31,
                                                           1999          1998
                                                           ----          ----
 Accumulated comprehensive income
   Balance, January 1 ...........................          $802        $1,390
   Net unrealized losses.........................          (242)         (103)
                                                         ------        ------
   Balance, March 31 ............................          $560        $1,287
                                                         ======        ======
 Income tax expense (benefit):
   Unrealized holding losses.....................         ($148)         ($58)
   Reclassification adjustments..................           $11           $10

                              Page  9  of  17  Pages

                                ANB CORPORATION
                                   FORM 10-Q
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
-------------------------------------------------------------------------------

 NOTE 6--EARNINGS PER SHARE

 Earnings per share ("EPS") were computed as follows:

                                   1999                       1998
                          -------------------------  -------------------------
                                 Weighted-                  Weighted-
  Quarter Ended                   Average  Per Share         Average  Per Shar
  March 31                 Income  Shares   Amount   Income   Shares    Amount
  -------------------------------------------------- -------------------------
  Basic Earnings Per Share
    Income available to
    common stockholders...$1,611  4,569,787  $0.35   $1,891  4,540,421  $0.42
  Effect of dilutive                          ====                       ====
    stock options.........   -       82,273             -      123,282
                           -----  ---------           -----  ---------
  Dilutive Earnings Per Share
    Income available to
    common stockholders
    and assumed
    conversion............$1,611  4,652,060  $0.35   $1,891  4,663,703  $0.41
                           =====  =========   ====    =====  =========   ====

-------------------------------------------------------------------------------

 NOTE 7--SEGMENT INFORMATION

 The Company currently operates in two industry segments. The primary business involves providing banking services of generating loans and receiving deposits from customers. The Company, through ANTIM, its trust company subsidiary, also provides trust and asset management services. The following is a summary of selected data for the various business segments:


 Three months ended:            BANKING   TRUST            ELIMINATIONS
  March 31, 1999                SERVICES SERVICES  COMPANY     (1)       TOTAL
 ------------------------------------------------------------------------------
  Total interest income.......  $11,362      $46                       $11,408
  Total non-interest income...      839    1,675    $2,206   ($2,253)    2,467
  Total interest expense......    4,835                                  4,835
  Total non-interest expense..    4,291    1,347       861      (242)    6,257
  Income before income tax....    2,775      374     1,345    (2,011)    2,483
  Income tax expense(benefit).      987      151      (266)                872
  Total assets................  635,424    5,179    63,135   (61,244)  642,494
  Capital expenditures........      576      206        40                 822
  Goodwill acquired...........
  Depreciation & amortization.      549       94       139                 782


 Three months ended:            BANKING   TRUST
  March 31, 1998                SERVICES SERVICES  COMPANY ELIMINATIONS TOTAL
 ------------------------------------------------------------------------------
  Total interest income.......  $10,353      $55                       $10,408
  Total non-interest income...      702    1,488    $2,452   ($2,495)    2,147
  Total interest expense......    4,559                                  4,559
  Total non-interest expense..    3,225    1,170       835      (202)    5,028
  Income before income tax....    3,142      373     1,617    (2,293)    2,839
  Income tax expense(benefit).    1,065      157      (274)                948
  Total assets................  520,271    7,683    58,168   (58,701)  527,421
  Capital expenditures........      331      627       174               1,132
  Goodwill acquired...........
  Depreciation & amortization.      368       67       119                 554


  (1) Eliminations include intercompany dividends and undistributed income of Company subsidiaries from parent company only statements; Company revenues of $199 thousand for 1999 and $159 thousand for 1998 from banking subsidiaries and revenues between segments of $43 thousand for both 1999 and 1998.

-------------------------------------------------------------------------------

 NOTE 8--ACQUISITION

 On April 22, 1999, the Company completed its acquisition of Farmers State Bancorp (Farmers), Union City, Ohio. Shareholders of Farmers received
 5.4 shares of common stock of the Company for each issued and outstanding share of common stock of Farmers, or a total of approximately 841,000 shares. The merger will be accounted for using the pooling-of-interest method of accounting. Total assets, total deposits and stockholders' equity of Farmers approximated $90.0 million, $79.3 million and $10.0 million at March 31, 1999.


                              Page  10  of  17  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1999
-------------------------------------------------------------------------------
          Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations
                                     And
          Item 3. Quantitative and Qualitative Disclosures About
                                 Market Risk
-------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
 General                      =====================
 -------

   The following discussion and analysis is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an analysis of the financial statements alone. It should, however, be read in conjunction with the financial statements and notes included elsewhere herein.

 Forward-Looking Statements
 --------------------------

   Except for historical information contained herein, the discussion in this Form 10-Q quarterly report includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the costs of funds; general market rates of interest; interest rates on competing investments; demand for loan products, demand for financial services; changes in account-ing policies or guidelines; and changes in the quality or composition of the Company's loan and investment portfolios.

   The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

 Net Income
 ----------

   Net income for the first three months of 1999 was $1.611 million compared to $1.891 million for the first three months of 1998, a decline of 14.8% or $280 thousand. Diluted net income per share for the first three months of 1999 was $.35 a decrease of $.06 or 14.6% from the $.41 per share which was reported for the first three months of 1998.

   The Company's diluted cash or tangible earnings per share (diluted net income per share plus the amortization expense per share of goodwill and core deposit intangibles) for the first three months of 1999 was $.39 per share compared to $.43 per share for the comparable period in 1998.

   For the first three months of 1999 the Company's return on average assets and return on average equity was 1.05% and 10.85% respectively, compared to 1.46% and 13.80% for the first three months of 1998.

   For the year ended December 31, 1998 the Company's return on average assets and return on average equity were 1.40% and 13.52 respectively.

   While first quarter 1999 net income and diluted earnings per share declined when compared to a year ago, the Company anticipates improving levels of profitability as the year progresses, and believes net income and diluted earnings per share for 1999 will marginally exceed the record levels posted in 1998.

   Factors which impacted the Company's net income during the first three months of 1999 are discussed in the "Net Interest Income" and "Other Income and Expense" sections.

 Net Interest Income
 -------------------

   Net interest income is the difference between interest and fees earned on earning assets and interest paid on interest bearing liabililties. It is the largest and most critical component of the Company's earnings and is impacted by both rates and volume of earning assets and interest-bearing liabilities. The Company's net interest income, reported on a fully tax equivalent basis (FTE), increased $634 thousand or 10.3% for the three months ended March 31, 1999 when compared to the same three month period in 1998. Total interest income, expressed on a FTE basis, increased
 $910 thousand for the three month period, while total interest expense of the Company increased only $276 thousand.

   First quarter 1999 net interest income was $6.573 million compared to $5.849 million for the same period one year ago. Net interest income for the first quarter of 1999 was in line with the Company's 1999 operating plan.

   Net interest margin (FTE) expressed as a percent of earning assets was 4.81% for the first three months of 1999, a decrease of 32 basis points from the 5.13% reported for the first quarter of 1998. However, first quarter 1999 net interest margin of 4.81% represents an increase of 21 basis points over the net interest margin of 4.60% posted for the fourth quarter of 1998. During the fourth quarter of 1998 increased interest expense associated with deposits acquired with the September 18, 1998 branch expansion in Anderson and Zionsville, adversely impacted the Company's net interest margin. During the last six months the Company has adjusted deposit rates on this particular group of deposits, to fall more in line with current market conditions.

   The Company continues to place high emphasis on quality loan growth, both in existing and new markets. Loan opportunities remain strong as evidenced by the $1.001 million or 10.9% increase in interest income on loans for the first quarter of 1999, as compared to first quarter of 1998.

                              Page  11  of  17  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1999
-------------------------------------------------------------------------------
 Provision for Loan Losses
 -------------------------

   The Company's provision for loan losses increased $171 thousand for the three months ended March 31, 1999 when compared to the same period in 1998. For the first quarter of 1999 the provision expense was $300 thousand compared to $129 thousand for the first quarter of 1998.

   Increases in the Company's provision for loan lossess were required to replenish the allowance for loan losses for charge-offs recorded during the first three months of 1999 and as a result of loan grwoth.

   Net charge-offs during the first three months of 1999 were $169 thousand compared to net charge-offs of $89 thousand for the comparable period in 1998. During the first quarter of 1999 net charge-offs for the three major loan categories; real estate, loans for personal expenditures and commercial, were $38, $97 and $34 thousand respectively.

   Net charged-off loans as a percentage of average loans was .03% at March 31, 1999, comparable to the .02% for the same three month period in 1998.

 Other Income and Expense
 ------------------------

   Other income represents income received which is not directly related to the Company's interest-earning assets, except for gains and losses on securities and loans held for sale. Total other income increased $320 thousand or 14.9% during the first three months of 1999 compared to the same period one year ago. Fees generated from fiduciary activities increased $159 thousand or 10.8% for the first three months of 1999 over the same period in 1998. Increased levels of assets under management and higher market values of those assets resulted in higher fee income.

   Service charges on deposit accounts combined with other customer fees were $123 thousand or 28.8% higher than the comparable period in 1998. General increases in deposit account check processing fees coupled with higher levels of income associated with increased ATM and check card activity were primary reasons for the increase.

   Gains on sales of loans were lower by $17 thousand for 1999 over 1998.

   Total other expenses increased $1.229 million or 24.4% in the first three months of 1999 compared to the same period in 1998. Salaries and benefits increased $703 thousand as expansion has resulted in the Company's full time equivalent(FTE) base growing to 342 at March 31, 1999, compared to 278 at the end of March 1998. This increase in FTE's can be largely attributable to the Company's branch acquisitions in September of 1998 and the staffing of a new start-up branch in Marion, Indiana that opened during the first quarter of 1999. Average cost of salaries and benefits per FTE was $10,102 for the first quarter 1999, up $203 or 2.1% from the $9,899 calculated for the quarter ended March 31, 1998.

   Premises and equipment expense increased $206 thousand or 23.4% from the level reported for the three months ended March 31, 1998. First quarter 1999 reflects increased depreciation expense of $108 thousand over the first three months of 1998. Also, increased maintenance expense relating to the Company's core accounting data processing system, combined with higher occupancy expenses due to the increased number of operating branches, accounted for most of the additional increase of $98 thousand.

   Goodwill and core deposit intangibles expense were higher by $120 thousand over the reported level at March 31, 1998. This increase is due to the acquisition of branches completed in September of 1998.

   Professional fees for the first three months of 1999 were $38 thousand more than the same period in 1998. Additional matters requiring outside legal and accounting expertise were incurred in 1999 over the comparable period for 1998.

   The category "other operating expenses" increased $127 thousand or 16.3% in first quarter 1999 when compared to first quarter 1998. The 1999 increase includes higher fees for various services utilized by the Company. In addition, higher telephone and data transmission expense of $20 thousand was recorded for first quarter 1999 when compared to first quarter 1998.

 Income Taxes
 ------------

   Income tax expense, including both federal income tax and the Indiana franchise tax, decreased by $76 thousand for the first three months of 1999 compared to 1998. Income before income tax decreased $356 thousand or 12.5% for the first three months of 1999 over 1998. The effective tax rate for the period ending March 31, 1999 was 35.1% compared to 33.4% for the comparable period in 1998.
                              Page  12  of  17  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1999
-------------------------------------------------------------------------------
 Balance Sheet
 -------------

   The Company's total assets increased $26.554 million from the level reported at year end 1998. When compared to March 31, 1998, total assets have increased $115.073 million or 21.8%. Branch acquisitions made in September of 1998 and a start-up branch in a new market which opened in first quarter 1999, have been primarily responsible for the Company's growth in total resources. When compared to first quarter 1998 first quarter 1999 average assets increased $99.049 million or 18.9% to reach a record $623.014 million.

   Cash and cash equivalents increased $4.114 million at March 31, 1999 from the level reported at December 31, 1998. Cash and due from banks declined $9.740 million from the levels reported at year end, while interest bearing deposit accounts and federal funds sold increased $13.854 million.

 Loans and Deposits
 ------------------

   Loans, excluding loans held for sale and term federal funds, were $500.246 million at March 31, 1999, an increase of $38.762 million over the year end 1998 level of $461.484 million. At March 31, 1998, loans, excluding loans held for sale and term federal funds, were $404.886 million. Growth in the Company's loan portfolio from March 31, 1998 to March 31, 1999 has been $95.360 million or 23.6%. This loan growth has occured in most major categories of the portfolio, with $53.391 million, or 56% of the total growth experienced during the past twelve months, having occurred in the mortgage loan component of the loan portfolio.

   Real estate loans continue to be the largest asset category of the Company. At March 31, 1999 loans made to individuals on owner occupied property represented 30.1% of total assets and 60.5% of the Company's mortgage loan portfolio. At March 31, 1998 loans made to individuals on owner occupied property represented 29.6% of total assets and 58.5% of the Company's mortgage loan portfolio. Over the last twelve months loans on owner occupied property and commercial mortgage loans have grown $37.540 million and $15.851 million respectively.

   Loan growth has been achieved under the Company's strategic plan and has been accomplished in accordance with credit policies designed to ensure continued strong asset quality.

   Total deposits of the Company at March 31, 1999 increased $17.159 million from the level reported at year end 1998. Noninterest-bearing deposits decreased by $2.811 million at March 31,1999 as measured against year-end 1998, while total interest bearing deposits increased $19.970 million. Most of the increase in total deposits can be directly attributable to the deposits acquired in the September 18, 1998 purchase of six branches from another financial institution.

   Average interest bearing deposits were higher by $88.813 million or 24.2% for the three months ended March 31, 1999 when compared to the same period in 1998.

 Allowance for Loan Losses and Nonperforming Loans
 -------------------------------------------------

   The Company's nonperforming loans, which include nonaccrual, past due
 90 days, and restructured loans, decreased $56 thousand from year end 1998. At March 31, 1999 total nonperforming loans were $1.232 million or .19% of total assets, compared to .25% of total assets at year end 1998. Total nonperforming loans represented .24% of total loans at March 31, 1999, compared to .33% for both March 31, 1998 and December 31, 1998.

   The allowance for loan losses at March 31, 1999 increased $131 thousand from year end 1998. Loans charged off for the period ending March 31, 1998, increased by $96 thousand when compared to the same period in 1998.

   The allowance for loan losses equaled 302% of nonperforming loans at March 31, 1999 compared to 226% and 260% for December 31, 1998 and March 31, 1998.

   Based on the components of the loan portfolio, an analysis of historical net charge-offs, and other economic considerations, management considers the allowance for loan losses to be adequate.

                              Page  13  of  17  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1999
-------------------------------------------------------------------------------
 Liquidity, Rate Sensitivity and Market Risk
 -------------------------------------------

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

   Based on the Company's model utilized, if market interest rates were to immediately increase 100 basis points at March 31, 1999, the Company would experience a decline in earnings, due to a decrease in net interest income of approximately $565 thousand over a one year time period. At March 31, 1998, with a 100 basis points increase in rates, net interest income would have decreased by approximately $240 thousand over a one year time period. This hypothetical estimate is based on numerous assumptions including yield curve shape and loan amortization. In addition, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The analysis assesses the behavior of earning assets and interest bearing liabilities and assumes that account rate behavior correlates to economic behavior. The Company cannot make any assurances as to the predictive nature of these assumptions, nor can it assess the impact of such variables as prepayment and refinancing levels, depositor withdrawals, customer product preference changes, and competitive factors, as well as other internal and external variables. In addition, this analysis cannot reflect actions taken by the Company's Asset/Liability Management committees; therefore, this analysis should not be relied upon as indicative of expected operating results.

 Capital Resources
 -----------------

   Stockholders' equity, including net unrealized gains on securities available for sale, increased from $60.596 million at December 31, 1998 to $61.228 million on March 31, 1999. Book value per share was $13.38 at March 31, 1999 compared to $13.27 at year end 1998. Excluding net unrealized gains on securities available for sale, per share book value increased $0.17 a share to $13.26 at March 31, 1999 from year end 1998. Tangible book value per share on March 31, 1999 was $11.41 compared to $11.20 for the year end 1998 and $11.38 on March 31, 1998. (Tangible book value per share is defined as total stockholders' equity less net unrealized gains on securities available for sale and goodwill/core deposit intangibles net; divided by total outstanding shares.)

   During the first quarter of 1999 the Company reallocated capital among affiliate banks to facilitate capital needs of the lead bank as a result of expansion into new markets. Also, the Company activated a previously approved credit line to provide additional capital funds.

   For the three months ended March 31, 1999 a total of 5,511 shares were issued under the Company's Dividend Reinvestment and Stock Purchase Plan. A total of 361 shareholders or about 50% of the Company's shareholders of record participate in the Plan.

   At March 31, 1999 the Company's Tier I risk based capital ratio was 10.77% and its leverage capital ratio was 8.00%. The Company and each of its affiliate banks currently exceed all capital requirements mandated by regulatory authorities.


                              Page  14  of  17  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1999
-------------------------------------------------------------------------------
 Year 2000 Compliance
 --------------------

   A significant issue in the banking industry and for the economy overall relates to the year 2000. The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. In 1997 the Company and each of its affiliates formed Year 2000 committees to address Y2K issues. These committees included key members of the operations and technology staff, representatives of functional business units, and senior management. A plan was created and is regularly evaluated by senior management and the respective affiliate Boards of Directors.

   An inventory of all software and hardware used throughout the Company was completed, and letters were sent to all parties to track the Y2K status of vendors providing services and equipment. The Company continues to monitor progress of these parties and any new parties with which the Company does business. Of the systems and applications used, a determination was made to identify those that were "mission-critical" to the operations of the Company.

   In 1997 the Company upgraded the core data processing system used by the banking affiliates and also several other peripheral systems. In addition, ANTIM upgraded its core accounting system. These upgrades placed the Company on the cutting edge of technology along with the added benefit of the Year 2000 readiness that was provided by the new systems. Since the Company relies predominately on third-party vendors for its systems, there has been no internal software to have rewritten.

   The total cost to the Company for the Year 2000 project is estimated to be between $125 thousand and $200 thousand. Approximately $70 thousand of the total cost relates to equipment acquisition which is depreciable under the Company's premises and equipment policy. In 1999, additional funds have been provided in the Company's operating budget to address Y2K issues. A sub-stancial amount of the costs incurred under Y2K is an acceleration of costs that would have been incurred in the normal course of business. The total cost of Y2K readiness has not been, and is not anticipated to be, material to the financial position, results of operations, or cash flow of the Company.

   The Company has spent considerable time testing its core processing systems for Year 2000 compliance and is pleased to report that no Y2K deficiencies have been found. All other "mission-critical" systems have been tested or are currently in the testing process. To date, we have found no cause for concern with any of these systems. Other "non-mission-critical" software and hardware is being tested to assure that no major problems arise as we approach the new millennium. All testing is substantially complete and will be finished by June 30, 1999.

   One critical area each banking affiliate has addressed is the potential risk associated with borrowers who have not addressed their own Year 2000 status. Each bank has determined a risk-based assessment of its customers, and key customers have been contacted. Those customers with some substantial risk are being handled on a case by case basis.

   Realizing that even our best efforts could still result in some minor disruptions, the Company is in the process of developing a contingency plan for all critical systems in the event that one of these should fail. This plan is being written and will be completed by June 30, 1999.

 Other
 -----

   The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Company, and the address is (http://www.sec.gov).

                              Page  15  of  17  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1999
-------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION
                           --------------------------

 Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit 27, Financial Data Schedule

          (b) No reports on Form 8-K were filed with respect to events occurring during the three months ended March 31, 1999.


                           Page  16  of  17  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 March 31, 1999
-------------------------------------------------------------------------------

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ANB CORPORATION

 Date:  May 6, 1999                 BY:  /s/ James R. Schrecongost
                                        -----------------------------
                                         James R. Schrecongost

                                    Vice Chairman, President and CEO



 Date:  May 6, 1999                 BY:  /s/ Larry E. Thomas
                                        -----------------------------
                                         Larry E. Thomas

                                    Chief Financial Officer and
                                    Principal Accounting Officer



                            Page  17  of  17  Pages