Form 10-Q
period 1999-06-30
ANB CORP
filed 1999-08-12
CIK 760992

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


       June 30, 1999                                  0-18925
      -----------------                        ----------------------
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

------------------------------------------------------------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes  X       No
                                                      -----       -----
   As of August 3, 1999 there were outstanding 5,445,996 Common Shares,
 $1 stated value, of the Registrant.

                             Page  1  of  18  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                                  June 30, 1999
------------------------------------------------------------------------------
                               TABLE OF CONTENTS
                               -----------------
     Part I - Financial Information:

        Item 1 - Financial Statements                             Page
                                                                  ----
                 Consolidated Condensed Balance Sheet...........   3

                 Consolidated Condensed Statement of Income.....   4 - 5

                 Consolidated Condensed Statement of Changes in
                 Stockholders' Equity...........................   6

                 Consolidated Condensed Statement of Cash
                 Flows..........................................   7

                 Notes to Consolidated Condensed Financial
                 Statements.....................................   8 - 11

        Item 2   Management's Discussion and Analysis of-
                 Financial Condition and Results of Operations..  12 - 16

        Item 3   Quantitative and Qualitative Disclosures
                 About Market Risk..............................  15 - 16

     Part II  -  Other Information:

        Item 4 - Submission of Matters to a Vote of
                 Security Holders...............................  17

        Item 6 - Exhibits and Reports on Form 8-K...............  17

     Signatures.................................................  18

                             Page  2  of  18  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                         PART I.  FINANCIAL INFORMATION
                          Item 1. Financial Statements
                      CONSOLIDATED CONDENSED BALANCE SHEET
                              (Dollars in Thousands)
                                   (Unaudited)
------------------------------------------------------------------------------
                                                       June 30,   December 31,
                                                           1999          1998
 ASSETS                                                 -------      --------
   Cash and due from banks ......................       $34,039       $31,449
   Federal funds sold............................        12,725         5,200
   Interest-bearing deposit accounts.............        10,822         3,003
                                                       --------      --------
     Cash and cash equivalents...................        57,586        39,652

   Investment securities:
     Available for sale..........................        70,344        88,896
     Held to maturity............................                       9,131
                                                       --------      --------
       Total investment securities ..............        70,344        98,027

   Loans:
     Loans.......................................       620,361       536,236
       Allowance for loan losses.................        (5,332)       (4,822)
                                                       --------      --------
       Net loans.................................       615,029       531,414

   Loans held for sale ..........................           691           311
   Premises and equipment........................        13,615        13,443
   Federal Reserve & Federal Home Loan Bank Stock         5,313         5,031
   Other real estate.............................           655           345
   Interest receivable...........................         5,161         5,564
   Goodwill and core deposit intangibles ........        11,467        11,963
   Other assets..................................         3,815         2,814
                                                       --------      --------
       Total assets..............................      $783,676      $708,564
                                                       ========      ========
 LIABILITIES
   Deposits
     Noninterest bearing.........................       $84,242       $68,329
     Interest bearing............................       567,105       522,471
                                                       --------      --------
       Total deposits                                   651,347       590,800
   Short-term borrowings.........................        12,633         5,841
   Notes payable.................................         3,000
   Federal Home Loan Bank advances...............        39,998        36,145
   Interest payable..............................         1,932         2,063
   Other liabilities.............................         3,118         3,306
                                                       --------      --------
       Total liabilities.........................       712,028       638,155
                                                       --------      --------
   Commitments and contingent liabilities

 STOCKHOLDERS' EQUITY
   Preferred stock, without par value:
     Authorized-250,000 shares, none issued
   Common stock, $1 stated value:
     Authorized-20,000,000 shares
     Issued and outstanding-5,445,996 and
       5,398,131 shares..........................         5,446         5,399
   Capital surplus...............................        12,503        12,376
   Capital surplus-stock options.................           256           256
   Retained earnings.............................        53,722        51,463
   Accumulated other comprehensive income........          (279)          915
                                                       --------      --------
       Total stockholders' equity................        71,648        70,409
                                                       --------      --------
       Total liabilities and stockholders' equity      $783,676      $708,564
                                                       ========      ========
                              Page  3  of  18  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)
------------------------------------------------------------------------------
                              Three Months Ended          Six Months Ended
                                   June 30,                     June 30,
                              1999          1998           1999          1998
 Interest Income              ----          ----           ----          ----
   Loans, including fees:
     Taxable...........     $12,414       $10,631       $23,894       $21,205
     Tax exempt........          74            65           144           110
   Investment securities:
     Taxable...........         642           650         1,455         1,320
     Tax exempt........         412           696           887         1,381
   Federal funds sold..         167            99           304           213
   Other interest
     income............         149           122           282           204
       Total interest        ------        ------        ------        ------
         income........      13,858        12,263        26,966        24,433
                             ------        ------        ------        ------
 Interest Expense
   Deposits............       5,258         4,661        10,292         9,416
   Short-term
     borrowings........         111            95           182           164
   FHLB advances.......         573           688         1,103         1,313
       Total interest        ------        ------        ------        ------
         expense.......       5,942         5,444        11,577        10,893
                             ------        ------        ------        ------
 NET INTEREST INCOME...       7,916         6,819        15,389        13,540
   Provision for loan
     losses............         364           144           694           288
                             ------        ------        ------        ------
 NET INTEREST INCOME
   AFTER PROVISION FOR
     LOAN LOSSES.......       7,552         6,675        14,695        13,252

                             Page  4  of  18  Pages

 (continued)                     ANB CORPORATION
                                    FORM 10-Q
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)
------------------------------------------------------------------------------
                              Three Months Ended          Six Months Ended
                                   June 30,                     June 30,
                              1999          1998           1999          1998
                              ----          ----           ----          ----
 Other Income:
   Fiduciary activities       1,705         1,598         3,336         3,067
   Service charges on
     deposit accounts..         520           412           956           787
   Other customer fees.         207           160           407           287
   Investment securities
     gains, net........          63                          92            26
   Net loans sold gains         109            87           168           163
   Other operating
     income............         225           163           446           318
       Total other           ------        ------        ------        ------
         income........       2,829         2,420         5,405         4,648
                             ------        ------        ------        ------
 Other Expenses:
   Salaries and
     employee benefits.       3,889         2,990         7,617         6,061
   Premises and
     equipment expense.       1,164         1,053         2,330         2,022
   Advertising.........         254           214           476           439
   Printing, supplies
     and stationery....         193           209           408           404
   Professional fees...          66            81           189           180
   Deposit insurance
     premiums..........          35            26            77            53
   Goodwill and core
     deposit intangibles
     amortization......         247           127           496           256
   Merger expenses.....         369                         369
   Other operating
     expenses..........       1,113           992         2,119         1,892
       Total other           ------        ------        ------        ------
        expenses.......       7,330         5,692        14,081        11,307
                             ------        ------        ------        ------
 INCOME BEFORE INCOME
   TAX EXPENSE.........       3,051         3,403         6,019         6,593
     Income tax expense       1,150         1,125         2,190         2,195
                             ------        ------        ------        ------
 NET INCOME............      $1,901        $2,278        $3,829        $4,398
                             ======        ======        ======        ======
 NET INCOME PER SHARE:
   Basic ..............       $0.35         $0.42         $0.71         $0.82
   Diluted ............       $0.35         $0.41         $0.70         $0.80

 Cash Dividends........       $0.19         $0.17         $0.38         $0.34

                             Page  5  of  18  Pages

                                 ANB CORPORATION
                                    FORM 10-Q
     CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)
------------------------------------------------------------------------------

                                                           1999          1998
                                                           ----          ----
 Balance, January 1 ..............................      $70,409       $65,738

 Comprehensive income:

   Net income......................................       3,829         4,398

   Other comprehensive income, net of tax:

     Unrealized losses on securities
       available for sale.

       Unrealized holding losses arising
         during period.............................      (1,138)         (223)

       Reclassification adjustment for
         gains included in net income..............         (56)          (16)
                                                         ------        ------
       Net unrealized losses.......................      (1,194)         (239)
                                                         ------        ------
   Comprehensive income............................       2,635         4,159

 Cash dividends ($.38 and $.34 per share)..........      (1,902)       (1,749)

 Exercise of stock options ........................         246           278

 Stock tendered in exercise of stock options.......        (129)         (194)

 Tax benefit on stock options exercised............         149           196

 Stock issued under dividend reinvestment
   and stock purchase plan.........................         240           246
                                                        -------       -------
 Balance, June 30 .................................     $71,648       $68,674
                                                        =======       =======


                             Page  6  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
------------------------------------------------------------------------------
                                                          Six Months Ended
                                                                June 30,
                                                           1999          1998
 OPERATING ACTIVITIES:                                     ----          ----
   Net income......................................      $3,829        $4,398
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses.....................         694           288
     Depreciation..................................       1,121         1,000
     Securities amortization.......................         (39)           21
     Amortization of goodwill, other intangibles
       and fair value adjustments..................         496           256
     Net loans sold gains..........................        (168)         (163)
     Mortgage loans originated for sale............     (18,388)      (21,585)
     Proceeds from sale of mortgage loans..........      18,176        21,306
     Net change in:
       Interest receivable.........................         403            88
       Interest payable............................        (131)          361
     Other adjustments.............................         612        (1,284)
                                                          -----         -----
       Net cash provided by operating activities...       6,605         4,686
                                                          -----         -----
 INVESTING ACTIVITIES:
   Purchases of available for sale securities......      (5,163)      (10,428)
   Purchases of held to maturity securities........                    (1,000)
   Proceeds from available for sale securities
     maturities and sales..........................      31,592         6,491
   Proceeds from maturities of held to maturity....                     1,100
   Net increase in loans...........................     (83,583)       (7,851)
   Purchases of premises and equipment.............      (1,293)       (1,445)
                                                         ------        ------
       Net cash used by investing activities......      (58,447)      (13,133)
                                                         ------        ------
 FINANCING ACTIVITIES:
   Net change in noninterest-bearing,
     NOW, money market and savings deposits........      21,076         7,243
   Net change in certificates of
     deposits and other time deposits..............      39,471          (744)
   Net change in short-term borrowings.............       6,792           952
   Proceeds from Federal Home Loan Bank advances...       5,000        15,530
   Repayment of Federal Home Loan Bank advances....      (1,147)      (10,000)
   Cash dividends..................................      (1,902)       (1,749)
   Stock sold:
     Exercise of stock options.....................         246           278
     Dividend reinvestment and stock purchase plan.         240           246
         Net cash provided                               ------        ------
           by financing activities.................      69,776        11,756
                                                         ------        ------
 NET CHANGE IN CASH AND CASH EQUIVALENTS...........      17,934         3,309

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....      39,652        27,292
                                                        -------       -------
 CASH AND CASH EQUIVALENTS, END OF PERIOD..........     $57,586       $30,601
                                                        =======       =======
 Additional Cash Flows Information:
   Interest paid...................................     $11,708       $10,531
   Income tax paid.................................       1,926         2,376

                             Page  7  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 June 30, 1999
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)
------------------------------------------------------------------------------

 NOTE 1--GENERAL:

   The significant accounting policies followed by ANB Corporation (Company) and its subsidiaries, American National Bank and Trust Company of Muncie, American National Trust and Investment Management Company, Peoples Loan & Trust Bank, Winchester and The Farmers State Bank, Union City, Ohio, for interim financial reporting, are consistent with the accounting policies followed for annual financial reporting. The accompanying financial statements are unaudited, however, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of those expected for the remainder of the year.

   On April 22, 1999, the Company completed its acquisition of Farmers State Bancorp (Farmers), Union City, Ohio, and its subsidiary, The Farmers State Bank. Shareholders of Farmers received 5.4 shares of common stock of the Company for each issued and outstanding share of common stock of Farmers, or a total of approximately 841,000 shares. The merger was accounted for using the pooling-of-interest method of accounting. Accordingly, Company results reported herein include the financial position and results of operations of the Company combined with the financial position and results of operations of Farmers as if the merger had occurred on January 1, 1998.

------------------------------------------------------------------------------

 NOTE 2--INVESTMENT SECURITIES:
                                                  1999
                           ---------------------------------------------------
                                          Gross          Gross
                           Amortized   Unrealized     Unrealized       Fair
 June 30                      Cost        Gains         Losses         Value
 -----------------------------------------------------------------------------
 Available for sale:
   U.S. Treasury.......      $7,587           $59                      $7,646
   Federal agencies....      21,553             4           592        20,965
   State and municipal.      30,306           658           168        30,796
   Mortgage backed
     securities........      10,508                         412        10,096
   Marketable equity
     securities........         841                                       841
     Total investment       --------------------------------------------------
       securities......     $70,795          $721        $1,172       $70,344
                            ==================================================

                                                  1998
                           ---------------------------------------------------
                                          Gross          Gross
                           Amortized   Unrealized     Unrealized       Fair
 December 31                  Cost        Gains         Losses         Value
 -----------------------------------------------------------------------------
 Available for sale:
   U.S. Treasury.......      $8,909          $193                      $9,102
   Federal agencies....      32,074           128            81        32,121
   State and municipal.      35,876         1,335             3        37,208
   Mortgage backed
     securities........      10,039             7            78         9,968
   Marketable equity
     securities........         397                                       397
   Corporate obligation         100                                       100
     Total available        --------------------------------------------------
       for sale........     $87,395        $1,663          $162       $88,896
                            --------------------------------------------------
 Held to maturity:
   U.S. Treasury.......      $5,745           $98                      $5,843
   Federal agencies....       1,500            10                       1,510
   State and municipal.       1,886            28                       1,914
     Total held to          --------------------------------------------------
       maturity........      $9,131          $136                      $9,267
                            --------------------------------------------------

     Total securities..     $96,526        $1,799          $162       $98,163
                            ==================================================


                             Page  8  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

 NOTE 3--LOANS AND ALLOWANCE:
                                                       June 30,   December 31,
                                                           1999          1998
 Loans                                                     ----          ----
   Commercial and industrial loans...............      $114,946      $113,943
   Term federal funds sold.......................         5,900         8,623
   Real estate loans:
     One-to-four family properties...............       230,414       210,447
     Other.......................................       161,820       139,237
   Individuals' loans for household and other
     personal expenditures.......................        97,503        56,731
   Tax exempt loans..............................         4,296         4,711
   Other loans...................................         5,482         2,544
                                                       --------      --------
        Total loans..............................      $620,361      $536,236
                                                       ========      ========
 Nonperforming loans
   Nonaccruing loans.............................        $1,124        $1,257
   Accruing loans contractually past due
     90 days or more other than nonaccruing......           721           973
   Restructured loans............................           189           243
                                                         ------        ------
        Total nonperforming loans................        $2,034        $2,473
                                                         ======        ======

                                                          Six Months Ended
                                                                June 30,
                                                           1999          1998
 Allowance for loan losses                               ------        ------
   Balances, beginning of period.................        $4,822        $4,606
   Provision for losses..........................           694           288
   Recoveries on loans...........................           147            51
   Loans charged off.............................          (331)         (303)
                                                         ------        ------
   Balances, end of period.......................        $5,332        $4,642
                                                         ======        ======
------------------------------------------------------------------------------

 NOTE 4--DEPOSITS:
                                                       June 30,   December 31,
                                                           1999          1998
   Deposits                                                ----          ----
     Noninterest bearing.........................       $84,242       $68,329
     NOW accounts................................        90,975        97,291
     Money market deposit accounts...............        90,171        79,821
     Savings deposits............................        37,832        36,703
     Certificates and other time deposits
       of $100,000 or more.......................       120,149        76,998
     Other certificates and time deposits........       227,978       231,658
                                                       --------      --------
        Total deposits...........................      $651,347      $590,800
                                                       ========      ========
------------------------------------------------------------------------------

 NOTE 5--COMPREHENSIVE INCOME:

   Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:
                                                          Six Months Ended
                                                                June 30,
                                                           1999          1998
                                                           ----          ----
 Accumulated comprehensive income
   Balance, January 1 ...........................          $915        $1,464
   Net unrealized losses.........................        (1,194)         (239)
                                                         ------        ------
   Balance, June 30 ............................          ($279)       $1,225
                                                         ======        ======
 Income tax expense (benefit):
   Unrealized holding losses.....................         ($747)        ($147)
   Reclassification adjustments..................           $36           $10

                             Page  9  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 6--EARNINGS PER SHARE

Earnings per share ("EPS") were computed as follows:

                                  1999                       1998
                         -------------------------  -------------------------
                                Weighted-                  Weighted-
 Quarter Ended                   Average  Per Share         Average  Per Share
 June 30                  Income  Shares   Amount   Income   Shares    Amount
 -------------------------------------------------- --------------------------
 Basic Earnings Per Share
   Income available to
   common stockholders...$1,901  5,433,869  $0.35   $2,278  5,388,752  $0.42
 Effect of dilutive                          ====                       ====
   stock options.........   -       64,427             -      122,722
                          -----  ---------           -----  ---------
 Dilutive Earnings Per Share
   Income available to
   common stockholders
   and assumed
   conversion............$1,901  5,498,296  $0.35   $2,278  5,511,474  $0.41
                          =====  =========   ====    =====  =========   ====

 Six Months Ended June 30
 ------------------------
 Basic Earnings Per Share
   Income available to
   common stockholders...$3,829  5,419,648  $0.71   $4,398  5,380,034  $0.82
 Effect of dilutive                          ====                       ====
   stock options.........   -       74,324             -      125,074
                          -----  ---------           -----  ---------
 Dilutive Earnings Per Share
   Income available to
   common stockholders
   and assumed
   conversion............$3,829  5,493,972  $0.70   $4,398  5,505,108  $0.80
                          =====  =========   ====    =====  =========   ====

------------------------------------------------------------------------------
 NOTE 7--SEGMENT INFORMATION:

The Company currently operates in two industry segments. The primary business involves providing banking services of generating loans and receiving deposits from customers. The Company, through ANTIM, its trust company subsidiary, also provides trust and asset management services. The following is a summary of selected data for the various business segments:


Six months ended:              BANKING   TRUST            ELIMINATIONS
 June 30, 1999                 SERVICES SERVICES  COMPANY     (1)       TOTAL
------------------------------------------------------------------------------
 Total interest income.......  $26,905      $61                       $26,966
 Total non-interest income...    2,093    3,402    $5,015   ($5,105)    5,405
 Total interest expense......   11,577                                 11,577
 Total non-interest expense..    9,722    2,694     2,195      (530)   14,081
 Income before income tax....    7,005      769     2,820    (4,575)    6,019
 Income tax expense(benefit).    2,480      310      (600)              2,190
 Total assets................  776,438    5,232    75,064   (73,058)  783,676
 Capital expenditures........      902      346        45               1,293
 Goodwill acquired...........
 Depreciation & amortization.    1,174      194       249               1,617


Six months ended:              BANKING   TRUST
 June 30, 1998                 SERVICES SERVICES  COMPANY ELIMINATIONS TOTAL
------------------------------------------------------------------------------
 Total interest income.......  $24,325     $108                       $24,433
 Total non-interest income...    1,635    3,099    $4,961   ($5,047)    4,648
 Total interest expense......   10,893                                 10,893
 Total non-interest expense..    7,668    2,505     1,560      (426)   11,307
 Income before income tax....    7,111      702     3,401    (4,621)    6,593
 Income tax expense(benefit).    2,408      290      (503)              2,195
 Total assets................  623,523    7,742    59,333   (59,293)  631,305
 Capital expenditures........      540      638       267               1,445
 Goodwill acquired...........
 Depreciation & amortization.      826      189       241               1,256


 (1) Eliminations include intercompany dividends and undistributed income of Company subsidiaries from parent company only statements; Company revenues of $436 thousand for 1999 and $339 thousand for 1998 from banking subsidiaries and revenues between segments of $94 thousand for 1999 and $87 thousand for 1998.


                            Page  10  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

 NOTE 8--BUSINESS COMBINATION:

 On April 22, 1999, the Company completed the merger with Farmers. The transaction was accounted for using the pooling-of-interest method of accounting. The Company issued 841,305 shares of its common stock to share-holders of Farmers. Merger and related costs of $369,000 were charged against net income during the quarter ended June 30, 1999.

 The financial information contained herein reflects the merger and reports the financial condition and results of operations as though the merger occurred as of January 1, 1998. Separate operating results of the combined enterprises for the periods prior to the merger were as follows:

                              Three Months Ended          Six Months Ended
                                   June 30,                     June 30,
                              1999          1998          1999          1998
                              ----          ----          ----          ----
 Net Interest Income:
   ANB Corporation.....      $7,618        $5,924       $14,192       $11,773
   Farmers.............         298           895         1,197         1,767
                             ------        ------        ------        ------
     Combined..........      $7,916        $6,819       $15,389       $13,540
                             ------        ------        ------        ------

 Net Income:
   ANB Corporation.....      $1,894        $2,012        $3,505        $3,903
   Farmers.............           7           266           324           495
                             ------        ------        ------        ------
     Combined..........      $1,901        $2,278        $3,829        $4,398
                             ------        ------        ------        ------

 Basic Earnings Per Share:
   ANB Corporation.....       $0.35         $0.37         $0.65         $0.73
   Farmers.............                      0.05          0.06          0.09
                             ------        ------        ------        ------
     Combined..........       $0.35         $0.42         $0.71         $0.82
                             ------        ------        ------        ------

 Diluted Earnings Per Share:
   ANB Corporation.....       $0.35         $0.36         $0.64         $0.71
   Farmers.............                      0.05          0.06          0.09
                             ------        ------        ------        ------
     Combined..........       $0.35         $0.41         $0.70         $0.80
                             ------        ------        ------        ------

------------------------------------------------------------------------------

 NOTE 9--PROPOSED MERGER

 On July 28, 1999 the Company entered into an Agreement of Affiliation and Merger (Agreement) with Old National Bancorp(OLDB). Under the Agreement, stockholders of the Company would receive 1.25 shares of OLDB common stock for each share of common stock of the Company. It is expected that the merger will be accounted for using the pooling-of-interests method of accounting. The proposed merger is subject to approval by the Company shareholders and by regulatory agencies. The expected closing date is early 2000.

                            Page  11  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 June 30, 1999
------------------------------------------------------------------------------
          Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations
                                     And
          Item 3. Quantitative and Qualitative Disclosures About
                                 Market Risk
------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
 General                      =====================
 -------

   The following discussion and analysis is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an analysis of the financial statements alone. It should, however, be read in conjunction with the financial statements and notes included elsewhere herein.

 Forward-Looking Statements
 --------------------------

   Except for historical information contained herein, the discussion in this Form 10-Q quarterly report includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the costs of funds; general market rates of interest; interest rates on competing investments; demand for loan products, demand for financial services; changes in account- ing policies or guidelines; and changes in the quality or composition of the Company's loan and investment portfolios.

   The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipate or unanticipated events or circumstances after the date of such statements.

 Net Income
 ----------

   Net income for the first six months of 1999 was $3.829 million compared to $4.398 million for the first six months of 1998, a decline of 12.9% or $569 thousand. Diluted net income per share for the first six months of 1999 was $.70 a decrease of $.10 or 12.5% from the $.80 per share which was reported for the first six months of 1998.

   Second quarter 1999 net income declined $377 thousand from the $2.278 million reported for the second quarter in 1998. Net income per share diluted for second quarter 1999 was lower by $0.06 per share or 14.6% when compared to second quarter 1998.

   The Company's diluted cash or tangible earnings per share (diluted net income per share plus the amortization expense per share of goodwill and core deposit intangibles) for the first six months of 1999 was $.77 per share compared to $.84 per share for the comparable period in 1998, a decline of $0.07 per share or 8.3%.

   During the second quarter of 1999 the Company completed its acquisition of Farmers. Results for the second quarter and first half of 1999 include merger related expenses of $369 thousand. When these one-time expenses are excluded on an after tax basis, earnings per share for the second quarter of 1999 on a fully diluted basis, when compared to the first quarter of 1999, actually improved from $0.35 to $0.41, an increase of 17.1%. While merger expenses from Farmers combined with increased expenses relating to the recent market expansion adversely impacted net income and earnings per share for the first six months of 1999, the Company anticipates improving levels of profitability as the year progresses, and believes net income and diluted earnings per share for 1999 will marginally exceed the record level posted in 1998.

   For the first six months of 1999 the Company's return on average assets and return on average equity was 1.05% and 10.95% respectively, compared to 1.43% and 13.50% for the first six months of 1998. For the year ended December 31, 1998 the Company's return on average assets and return on average equity were 1.40% and 13.52% respectively.

   Factors which impacted the Company's net income during the first three months of 1999 are discussed in the "Net Interest Income" and "Other Income and Expense" sections.

 Net Interest Income
 -------------------

   Net interest income is the difference between interest and fees earned on earning assets and interest paid on interest bearing liabililties. It is the largest and most critical component of the Company's earnings and is impacted by both rates and volume of earning assets and interest-bearing liabilities. The Company's net interest income, reported on a fully tax equivalent basis
 (FTE), increased $1.631 million or 11.4% for the six months ended June 30, 1999 when compared to the same six month period in 1998. Total interest income, expressed on a FTE basis, increased $2.315 million for the six month period, while total interest expense of the Company rose only $684 thousand. Net interest margin (FTE), expressed as a percent of earning assets, was 4.69% for the first six months of 1999, down 25 basis points from the 4.94% reported for the first six months of 1998.

   Second quarter 1999 net interest income was $8.147 million compared to $7.180 million for the same period one year ago, an increase of 13.5%. Net interest income for the second quarter and first six months of 1999 was in line with the Company's 1999 operating plan.

   Increased levels of loan volume have been the primary reason for achieving higher total interest income and net interest income levels in 1999 over the comparable period in 1998. Interest income from taxable loans increased $2.689 million in the six month period ending June 30, 1999 when compared to the same period in 1998. The Company continues to place high emphasis on quality loan growth, both in existing and new markets. Loan opportunities remain strong both in new and existing markets.

                            Page  12  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 June 30, 1999
------------------------------------------------------------------------------
 Provision for Loan Losses
 -------------------------

   The Company's provision for loan losses increased $406 thousand for the six months ended June 30, 1999 when compared to the same period in 1998. For the second quarter of 1999 the provision expense was $364 thousand compared to $144 thousand for the second quarter of 1998.

   Increases in the Company's provision for loan losses were required to replenish the allowance for loan losses for charge-offs recorded during the first six months of 1999 and as a result of continued loan growth being experienced by the Company.

   Net charge-offs during the first six months of 1999 were $184 thousand compared to net charge-offs of $252 thousand for the comparable period in 1998. During the first six months of 1999 net charge-offs for the three major loan categories: real estate; loans for personal expenditures and commercial, were $37, $184 and ($37) thousand respectively.

 Other Income and Expense
 ------------------------

   Other income represents income received which is not directly related to the Company's interest-earning assets, except for gains and losses on securities and loans held for sale. Total other income increased $757 thousand or 16.3% during the first six months of 1999 compared to the same period one year ago. Fees generated from fiduciary activities increased $269 thousand or 8.8% for the first six months of 1999 over the same period in 1998. Increased levels of assets under management and higher market values of those assets resulted in higher fee income.

   Service charges on deposit accounts combined with other customer fees were $289 thousand or 26.9% higher than the comparable period in 1998. General increases in deposit account check processing fees coupled with higher levels of income associated with increased ATM and check card activity were primary reasons for the increase.

   Gains on sales of loans were higher by $66 thousand for 1999 over 1998.

   Total other expenses increased $2.774 million or 24.5% in the first six months of 1999 compared to the same period in 1998. Salaries and benefits increased $1.556 million as expansion has resulted in the Company's full time equivalent(FTE) base growing to 389 at June 30, 1999, compared to 324 at the end of June 1998. This increase in FTE's can be largely attributable to the Company's branch acquisitions in September of 1998 and the staffing of a new start-up branch in Marion, Indiana that opened during the first quarter of 1999. Average cost of salaries and benefits per FTE was $19,581 for the first six months of 1999, up $874 or 4.7% from the $18,707 calculated for the six months ended June 30, 1998.

   Premises and equipment expense increased $308 thousand or 15.2% from the level reported for the six months ended June 30, 1999. The first six months of 1999 reflects increased depreciation expense of $121 thousand over the first six months of 1998. Also, increased maintenance expense relating to the Company's core accounting data processing system, combined with higher occupancy expenses due to the increased number of operating branches, accounted for most of the additional increase of $187 thousand.

   Goodwill and core deposit intangibles expense were higher by $240 thousand over the reported level at June 30, 1998. This increase is due to the goodwill expense associated with the acquisition of branches completed in September of 1998.

   The various components making up the merger expense of $369 thousand were; legal and accounting fees - $181 thousand; data conversion, training and installation - $80 thousand; investment banking - $84 thousand, and NASDAQ and other miscellaneous fees totaling $24 thousand.

   The category "other operating expenses" increased $227 thousand or 12% in the first six months of 1999 when compared to the first six months of 1998. The 1999 increase includes higher fees for various services utilized by the Company. In addition, higher telephone and data transmission expense of $70 thousand was recorded for the first six months of 1999 when compared to the first six months of 1998.

 Income Taxes
 ------------

   Income tax expense, including both federal income tax and the Indiana franchise tax, decreased by $5 thousand for the first six months of 1999 compared to 1998. Income before income tax decreased $574 thousand or 8.7% for the first six months of 1999 over 1998, however the Company's tax exempt bond and loan income declined $460 thousand for the six months in 1999 when compared to 1998, resulting in approximately the same income tax expense for the first six months of 1999 as was recorded for the comparable period in 1998.

   The effective tax rate for the six month period ending June 30, 1999 was 36.4% versus 33.3% for the comparable period in 1998.

                            Page  13  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 June 30, 1999
------------------------------------------------------------------------------
 Balance Sheet
 -------------

   The Company's total assets increased $75.112 million from the level reported at year end 1998. When compared to June 30, 1998, total assets have increased $152.371 million or 24.1%. Branch acquisitions made in September of 1998 and a start-up branch in a new market which opened in first quarter 1999, have been primarily responsible for the Company's growth in total resources. Average assets for the first six months of 1999 rose to $735.459 million, an increase of $114.986 million from the level reported at June 30, 1998.

   Cash and cash equivalents increased $17.934 million at June 30, 1999 from the level reported at December 31, 1998. Cash and due from banks increased $2.59 million from the levels reported at year end, while interest bearing deposit accounts and federal funds sold increased $15.344 million.

 Loans and Deposits
 ------------------

   Loans, excluding loans held for sale and term federal funds, were $614.461 million at June 30, 1999, an increase of $86.848 million over the year end 1998 level of $527.613 million. At June 30, 1998, loans, excluding loans held for sale and term federal funds, were $477.360 million. Growth in the Company's loan portfolio from June 30, 1998 to June 30, 1999 has been $137.101 million or 28.7%. This loan growth has occured in most major categories of the portfolio, with $78.714 million, or 57.4% of the total growth experienced during the past twelve months, having occurred in the mortgage loan component of the loan portfolio.

   Real estate loans continue to be the largest asset category of the Company. At June 30, 1999 loans made to individuals on owner occupied property represented 29.4% of total assets and 58.7% of the Company's mortgage loan portfolio. At June 30, 1998 loans made to individuals on owner occupied property represented 28.6% of total assets and 57.6% of the Company's mortgage loan portfolio. Over the last twelve months loans on owner occupied property and commercial mortgage loans have grown $49.878 million and $28.836 million respectively. Growth in the Companys mortgage loan portfolio over the past twelve months represents approximately 57% of total loan growth experienced. The remaining 43% has been divided between loans to individuals; 34% or $46.480 million and commercial/industrial loans; 9% or 11.907 million.

   Loan growth has been achieved under the Company's strategic plan and has been accomplished in accordance with credit policies designed to ensure continued strong asset quality.

   Total deposits of the Company at June 30, 1999 increased $60.547 million from the level reported at year end 1998. Noninterest-bearing deposits increased by $15.913 million at June 30,1999 as measured against year-end 1998, while total interest bearing deposits increased $44.634 million. Total NOW, money market accounts and savings deposits increased $5.163 million at June 30, 1999 when compared to December 31, 1998, while certificates of deposit were higher by $39.471 million.

   Average interest bearing deposits were higher by $102.233 million or 23.1% for the six months ended June 30, 1999 when compared to the same period in 1998.

 Allowance for Loan Losses and Nonperforming Loans
 -------------------------------------------------

   The Company's nonperforming loans, which include nonaccrual, past due 90 days, and restructured loans, decreased $439 thousand from year end 1998. At June 30, 1999 total nonperforming loans were $2.034 million or .26% of total assets, compared to .34% of total assets at year end 1998. Total nonperforming loans represented .33% of total loans at June 30, 1999, compared to .46% on December 31, 1998.

   The allowance for loan losses at June 30, 1999 increased $690 thousand from year end 1998. Loans charged off for the period ending June 30, 1998, increased by $28 thousand when compared to the same period in 1998.

   The allowance for loan losses equaled 262% of nonperforming loans at June 30, 1999 compared to 188% for December 31, 1998.

   Based on the components of the loan portfolio, an analysis of historical net charge-offs, and other economic considerations, management considers the allowance for loan losses to be adequate.

                            Page  14  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 June 30, 1999
------------------------------------------------------------------------------
 Liquidity, Rate Sensitivity and Market Risk
 -------------------------------------------

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

   Based on the Company's model utilized, if market interest rates were to immediately increase 100 basis points at June 30, 1999, the Company would experience a decline in earnings, due to a decrease in net interest income of approximately $52 thousand over a one year time period. At June 30, 1998, with a 100 basis points increase in rates, net interest income would have decreased by approximately $232 thousand over a one year time period. This hypothetical estimate is based on numerous assumptions including yield curve shape and loan amortization. In addition, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The analysis assesses the behavior of earning assets and interest bearing liabilities and assumes that account rate behavior correlates to economic behavior. The Company cannot make any assurances as to the predictive nature of these assumptions, nor can it assess the impact of such variables as prepayment and refinancing levels, depositor withdrawals, customer product preference changes, and competitive factors, as well as other internal and external variables. In addition, this analysis cannot reflect actions taken by the Company's Asset/Liability Management committees; therefore, this analysis should not be relied upon as indicative of expected operating results.

 Capital Resources
 -----------------

   Stockholders' equity, including net unrealized gains on securities available for sale, increased from $70.409 million at December 31, 1998 to $71.648 million on June 30, 1999. Book value per share was $13.16 at June 30, 1999 compared to $13.04 at year end 1998. Excluding net unrealized gains on securities available for sale, per share book value increased $0.34 a share to $13.21 at June 30, 1999 from year end 1998. Tangible book value per share on June 30, 1999 was $11.69 compared to $11.28 for the year end 1998 and $11.71 on June 30, 1998. (Tangible book value per share is defined as total stockholders' equity less net unrealized gains(losses) on securities available for sale and goodwill core/deposit intangibles net; divided by total outstanding shares.)

   During the first six months of 1999 the Company reallocated capital among affiliate banks to facilitate capital needs of the lead bank as a result of expansion into new markets. Also, the Company activated a previously approved credit line to provide additional capital funds.

   For the six months ended June 30, 1999 a total of 11,208 shares were issued under the Company's Dividend Reinvestment and Stock Purchase Plan. A total of 364 shareholders or about 40% of the Company's shareholders of record participate in the Plan.

   At June 30, 1999 the Company's Tier I risk based capital ratio was 10.74% and its leverage capital ratio was 8.13%. The Company and each of its affiliate banks currently exceed all capital requirements mandated by regulatory authorities.

                            Page  15  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 June 30, 1999
------------------------------------------------------------------------------
 Year 2000 Compliance
 --------------------

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

   In 1997 the Company upgraded the core data processing system used by the banking affiliates and also several other peripheral systems. In addition, ANTIM upgraded its trust core accounting system. These upgrades placed the Company on the cutting edge of technology along with the added benefit of the Year 2000 readiness that was provided by the new systems. Since the Company relies predominately on third-party vendors for its systems, there has been no internal software to have rewritten.

   The total cost to the Company for the Year 2000 project is estimated to be between $125 thousand and $200 thousand. Approximately $70 thousand of the total cost relates to equipment acquisition which is depreciable under the Company's premises and equipment policy. In 1999, additional funds have been provided in the Company's operating budget to address Y2K issues. A sub-stancial amount of the costs incurred under Y2K is an acceleration of costs that would have been incurred in the normal course of business. The total cost of Y2K readiness has not been, and is not anticipated to be, material to the financial position, results of operations, or cash flow of the Company

   The Company has spent considerable time testing its core processing systems for Year 2000 compliance and is pleased to report that no Y2K deficiencies have been found. All other "mission-critical" systems have been tested and to date, we have found no cause for concern with any of these systems. Other "non-mission-critical" software and hardware is being tested to assure that no major problems arise as we approach the new millennium. All testing has been completed in accordance with regulatory guidelines.


   One critical area each banking affiliate has addressed is the potential risk associated with borrowers who have not addressed their own Year 2000 status. Each bank has determined a risk-based assessment of its customers, and key customers have been contacted. Those customers with some substantial risk are being handled on a case by case basis.

   Realizing that even our best efforts could still result in some minor disruptions, the Company has developed a contingency plan for all critical systems in the event that one of these should fail.

 Other
 -----

   The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Company, and the address is (http://www.sec.gov).

                            Page  16  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 June 30, 1999
------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION
                           --------------------------
 Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders was held on April 27, 1999. The following matter was submitted to the shareholders:

            (1) Election of three directors.

                The following nominees were elected:

                                                Votes
                                     ---------------------------
                                           For         Withhold
                                           ---         --------
                Madelyn K. Ferris       3,070,057        20,760
                R. David Hoover         3,043,719        47,098
                Donald A. Ross          3,055,278        35,539

                Other directors continuing to serve include the following:

                                           Ben E. Delk
                                           William L. Peterson
                                           James R. Schrecongost
                                           Kelly N. Stanley
                                           Chris L. Talley
                                           Leon V. Towne

 Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit 27, Financial Data Schedule

          (b) On April 22, 1999 ANB Corporation (the "Registrant") filed an 8-K for the acquisition of Farmers State Bancorp ("Farmers"). The pooling transaction required the Registrant to issue 5.4 shares for each share of common stock of Farmers. The Registrant issued 841,305 shares of its common stock and paid cash in lieu of issuing fractional shares to the shareholders of Farmers.

                           Page  17  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                 June 30, 1999

------------------------------------------------------------------------------

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANB CORPORATION

                                         /s/ James R. Schrecongost
 Date:  August 6, 1999              BY: --------------------------
                                        James R. Schrecongost

                                    Vice Chairman, President and CEO


                                         /s/ Larry E. Thomas
 Date:  August 6, 1999              BY: --------------------------
                                        Larry E. Thomas

                                    Chief Financial Officer and
                                    Principal Accounting Officer



                            Page  18  of  18  Pages