Form 10-Q
period 1999-09-30
ANB CORP
filed 1999-11-12
CIK 760992

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


    September 30, 1999                               0-18925
    ------------------                        ----------------------
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
                                                  Yes  X       No
                                                     -----       -----
  As of November 8, 1999 there were outstanding 5,487,202 Common Shares,
$1 stated value, of the Registrant.

                             Page  1  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                                September 30, 1999
-----------------------------------------------------------------------------
                              TABLE OF CONTENTS
                              -----------------
    Part I - Financial Information:

       Item 1 - Financial Statements                             Page
                                                                 ----
                Consolidated Condensed Balance Sheet...........   3

                Consolidated Condensed Statement of Income.....   4 - 5

                Consolidated Condensed Statement of Changes in
                Stockholders' Equity...........................   6

                Consolidated Condensed Statement of Cash
                Flows..........................................   7

                Notes to Consolidated Condensed Financial
                Statements.....................................   8 - 11

       Item 2   Management's Discussion and Analysis of-
                Financial Condition and Results of Operations..  12 - 16

       Item 3   Quantitative and Qualitative Disclosures
                About Market Risk..............................  15 - 16

    Part II  -  Other Information:

       Item 6 - Exhibits and Reports on Form 8-K...............  17

    Signatures.................................................  18

                             Page  2  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                        PART I.  FINANCIAL INFORMATION
                         Item 1. Financial Statements
                     CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in Thousands)
                                  (Unaudited)
-----------------------------------------------------------------------------
                                                   September 30, December 31,
                                                          1999          1998
ASSETS                                                 -------      --------
  Cash and due from banks ......................       $27,104       $31,449
  Federal funds sold............................         5,500         5,200
  Interest-bearing deposit accounts.............           377         3,003
                                                      --------      --------
    Cash and cash equivalents...................        32,981        39,652

  Investment securities:
    Available for sale..........................       111,289        88,896
    Held to maturity............................                       9,131
                                                      --------      --------
      Total investment securities ..............       111,289        98,027

  Loans:
    Loans.......................................       653,678       536,236
      Allowance for loan losses.................        (5,532)       (4,822)
                                                      --------      --------
      Net loans.................................       648,146       531,414

  Loans held for sale ..........................           112           311
  Premises and equipment........................        13,601        13,443
  Federal Reserve & Federal Home Loan Bank Stock         5,543         5,031
  Other real estate.............................           788           345
  Interest receivable...........................         5,464         5,564
  Goodwill and core deposit intangibles ........        11,220        11,963
  Other assets..................................         4,732         2,814
                                                      --------      --------
      Total assets..............................      $833,876      $708,564
                                                      ========      ========
LIABILITIES
  Deposits
    Noninterest bearing.........................       $73,285       $68,329
    Interest bearing............................       603,357       522,471
                                                      --------      --------
      Total deposits                                   676,642       590,800
  Short-term borrowings.........................        16,973         5,841
  Notes payable.................................         4,300
  Federal Home Loan Bank advances...............        56,718        36,145
  Interest payable..............................         2,394         2,063
  Other liabilities.............................         3,274         3,306
                                                      --------      --------
      Total liabilities.........................       760,301       638,155
                                                      --------      --------
  Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock, without par value:
    Authorized-250,000 shares, none issued
  Common stock, $1 stated value:
    Authorized-20,000,000 shares
    Issued and outstanding-5,484,702 and
      5,398,131 shares..........................         5,485         5,399
  Capital surplus...............................        13,366        12,376
  Capital surplus-stock options.................           256           256
  Retained earnings.............................        55,097        51,463
  Accumulated other comprehensive income........          (629)          915
                                                      --------      --------
      Total stockholders' equity................        73,575        70,409
                                                      --------      --------
      Total liabilities and stockholders' equity      $833,876      $708,564
                                                      ========      ========
                             Page  3  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)
-----------------------------------------------------------------------------
                             Three Months Ended            Nine Months Ended
                                September 30,                September 30,
                             1999          1998           1999          1998
Interest Income              ----          ----           ----          ----
  Loans, including fees:
    Taxable...........     $13,185       $10,866       $37,079       $32,071
    Tax exempt........          77            65           221           175
  Investment securities:
    Taxable...........       1,012           706         2,467         2,026
    Tax exempt........         404           679         1,291         2,060
  Federal funds sold..          91            71           395           284
  Other interest
    income............         212           173           494           377
      Total interest        ------        ------        ------        ------
        income........      14,981        12,560        41,947        36,993
                            ------        ------        ------        ------
Interest Expense
  Deposits............       5,844         4,886        16,136        14,302
  Short-term
    borrowings........         224           127           406           291
  FHLB advances.......         757           677         1,860         1,990
      Total interest        ------        ------        ------        ------
        expense.......       6,825         5,690        18,402        16,583
                            ------        ------        ------        ------
NET INTEREST INCOME...       8,156         6,870        23,545        20,410
  Provision for loan
    losses............         396           144         1,090           432
                            ------        ------        ------        ------
NET INTEREST INCOME
  AFTER PROVISION FOR
    LOAN LOSSES.......       7,760         6,726        22,455        19,978

                             Page  4  of  18  Pages

(continued)                     ANB CORPORATION
                                   FORM 10-Q
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)
-----------------------------------------------------------------------------
                             Three Months Ended            Nine Months Ended
                                September 30,                September 30,
                             1999          1998           1999          1998
                             ----          ----           ----          ----
Other Income:
  Fiduciary activities       1,856         1,460         5,192         4,527
  Service charges on
    deposit accounts..         544           439         1,500         1,226
  Other customer fees.         211           151           618           438
  Investment securities
    gains, net........          37            58           129            84
  Net loans sold gains          46            47           214           210
  Other operating
    income............         200           185           646           503
      Total other           ------        ------        ------        ------
        income........       2,894         2,340         8,299         6,988
                            ------        ------        ------        ------
Other Expenses:
  Salaries and
    employee benefits.       3,870         3,133        11,487         9,194
  Premises and
    equipment expense.       1,155           973         3,485         2,995
  Advertising.........         221           208           697           647
  Printing, supplies
    and stationery....         182           164           590           568
  Professional fees...          87           115           276           295
  Deposit insurance
    premiums..........          67            25           144            78
  Goodwill and core
    deposit intangibles
    amortization......         247           127           743           383
  Merger expenses.....          33                         402
  Other operating
    expenses..........         998           838         3,117         2,730
      Total other           ------        ------        ------        ------
       expenses.......       6,860         5,583        20,941        16,890
                            ------        ------        ------        ------
INCOME BEFORE INCOME
  TAX EXPENSE.........       3,794         3,483         9,813        10,076
    Income tax expense       1,378         1,174         3,568         3,369
                            ------        ------        ------        ------
NET INCOME............      $2,416        $2,309        $6,245        $6,707
                            ======        ======        ======        ======
NET INCOME PER SHARE:
  Basic ..............       $0.44         $0.43         $1.15         $1.25
  Diluted ............       $0.43         $0.42         $1.13         $1.22

Cash Dividends........       $0.19         $0.19         $0.57         $0.53

                             Page  5  of  18  Pages

                                ANB CORPORATION
                                   FORM 10-Q
    CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)
                                  (Unaudited)
-----------------------------------------------------------------------------

                                                          1999          1998
                                                          ----          ----
Balance, January 1 ..............................      $70,409       $65,738

Comprehensive income:

  Net income......................................       6,245         6,707

  Other comprehensive income, net of tax:

    Unrealized losses on securities
      available for sale.

      Unrealized holding losses arising
        during period.............................      (1,466)          214

      Reclassification adjustment for
        gains included in net income..............         (78)          (51)
                                                        ------        ------
      Net unrealized losses.......................      (1,544)          163
                                                        ------        ------
  Comprehensive income............................       4,701         6,870

Cash dividends ($.57 and $.53 per share)..........      (2,943)       (2,714)

Stock reacquired..................................                      (421)

Exercise of stock options ........................         924           305

Stock tendered in exercise of stock options.......        (129)         (202)

Tax benefit on stock options exercised............         281           226

Stock issued under dividend reinvestment
  and stock purchase plan.........................         332           364
                                                       -------       -------
Balance, September 30 ............................     $73,575       $70,166
                                                       =======       =======


                             Page  6  of  18  Pages

                               ANB CORPORATION
                                  FORM 10-Q
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                 (Unaudited)
-----------------------------------------------------------------------------
                                                           Nine Months Ended
                                                             September 30,
                                                          1999          1998
OPERATING ACTIVITIES:                                     ----          ----
  Net income......................................      $6,245        $6,707
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses.....................       1,090           432
    Depreciation..................................       1,680         1,508
    Securities amortization.......................         (39)           40
    Amortization of goodwill, other intangibles
      and fair value adjustments..................         743           383
    Net loans sold gains..........................        (214)         (210)
    Mortgage loans originated for sale............     (22,627)      (26,254)
    Proceeds from sale of mortgage loans..........      23,040        26,294
    Net change in:
      Interest receivable.........................         100          (111)
      Interest payable............................         331           697
    Other adjustments.............................       1,234        (1,638)
                                                        ------         -----
      Net cash provided by operating activities...      11,583         7,848
                                                        ------         -----
INVESTING ACTIVITIES:
  Purchases of available for sale securities......     (58,097)      (34,952)
  Purchases of held to maturity securities........                    (1,000)
  Proceeds from available for sale securities
    maturities and sales..........................      42,616        18,584
  Proceeds from maturities of held to maturity....                     2,135
  Net increase in loans...........................    (117,095)      (29,093)
  Purchases of premises and equipment.............      (1,838)       (2,443)
  Investment in affiliate.........................      (4,000)
  Cash received in branch acquisitions............                    80,474
      Net cash provided (used)                         -------        ------
        by investing activities...................    (138,414)       33,705
                                                       -------        ------
FINANCING ACTIVITIES:
  Net change in noninterest-bearing,
    NOW, money market and savings deposits........      16,424           651
  Net change in certificates of
    deposits and other time deposits..............      69,418        (2,209)
  Net change in short-term borrowings.............      15,432        (6,751)
  Proceeds from Federal Home Loan Bank advances...      29,000        20,530
  Repayment of Federal Home Loan Bank advances....      (8,427)      (18,000)
  Cash dividends..................................      (2,943)       (2,714)
  Stock sold:
    Exercise of stock options.....................         924           305
    Dividend reinvestment and stock purchase plan.         332           364
  Stock repurchases...............................                      (421)
        Net cash provided (used)                       -------        ------
          by financing activities.................     120,160        (8,245)
                                                       -------        ------
NET CHANGE IN CASH AND CASH EQUIVALENTS...........      (6,671)       33,308

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....      39,652        27,292
                                                       -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........     $32,981       $60,600
                                                       =======       =======
Additional Cash Flows Information:
  Interest paid...................................     $18,071       $15,886
  Income tax paid.................................       3,241         3,450

                             Page  7  of  18  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                              September 30, 1999
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Table Dollar Amounts in Thousands)
-----------------------------------------------------------------------------

NOTE 1--GENERAL:

  The significant accounting policies followed by ANB Corporation (Company) and its subsidiaries, American National Bank and Trust Company of Muncie, American National Trust and Investment Management Company, Peoples Loan & Trust Bank, Winchester and The Farmers State Bank, Union City, Ohio, for interim financial reporting, are consistent with the accounting policies followed for annual financial reporting. The accompanying financial state-ments are unaudited, however, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of those expected for the remainder of the year.

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

-----------------------------------------------------------------------------

NOTE 2--INVESTMENT SECURITIES:
                                                 1999
                          ---------------------------------------------------
                                         Gross          Gross
                          Amortized   Unrealized     Unrealized       Fair
September 30                 Cost        Gains         Losses         Value
-----------------------------------------------------------------------------
Available for sale:
  U.S. Treasury.......      $6,180           $40            $1        $6,219
  Federal agencies....      25,688                         690        24,998
  State and municipal.      28,608           127            90        28,645
  Mortgage backed
    securities........      51,199             3           422        50,780
  Marketable equity
    securities........         550                                       550
  Corporate obligation          96             1                          97
    Total investment       --------------------------------------------------
      securities......    $112,321          $171        $1,203      $111,289
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

                               ANB CORPORATION
                                  FORM 10-Q
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE 3--LOANS AND ALLOWANCE:
                                                  September 30,  December 31,
                                                          1999          1998
Loans                                                     ----          ----
  Commercial and industrial loans...............      $113,922      $113,943
  Term federal funds sold.......................         3,500         8,623
  Real estate loans:
    One-to-four family properties...............       241,188       210,447
    Other.......................................       175,036       139,237
  Individuals' loans for household and other
    personal expenditures.......................       110,992        56,731
  Tax exempt loans..............................         5,680         4,711
  Other loans...................................         3,360         2,544
                                                      --------      --------
       Total loans..............................      $653,678      $536,236
                                                      ========      ========
Nonperforming loans
  Nonaccruing loans.............................        $1,230        $1,257
  Accruing loans contractually past due
    90 days or more other than nonaccruing......           484           973
  Restructured loans............................           184           243
                                                        ------        ------
       Total nonperforming loans................        $1,898        $2,473
                                                        ======        ======

                                                           Nine Months Ended
                                                             September 30,
                                                          1999          1998
Allowance for loan losses                               ------        ------
  Balances, beginning of period.................        $4,822        $4,606
  Provision for losses..........................         1,090           432
  Recoveries on loans...........................           162            62
  Loans charged off.............................          (542)         (497)
                                                        ------        ------
  Balances, end of period.......................        $5,532        $4,603
                                                        ======        ======
-----------------------------------------------------------------------------

NOTE 4--DEPOSITS:
                                                  September 30,  December 31,
                                                          1999          1998
  Deposits                                                ----          ----
    Noninterest bearing.........................       $73,285       $68,329
    NOW accounts................................        93,887        97,291
    Money market deposit accounts...............        94,483        79,821
    Savings deposits............................        36,913        36,703
    Certificates and other time deposits
      of $100,000 or more.......................       147,996        76,998
    Other certificates and time deposits........       230,078       231,658
                                                      --------      --------
       Total deposits...........................      $676,642      $590,800
                                                      ========      ========
-----------------------------------------------------------------------------

NOTE 5--COMPREHENSIVE INCOME:

  Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:
                                                           Nine Months Ended
                                                             September 30,
                                                          1999          1998
                                                          ----          ----
Accumulated comprehensive income
  Balance, January 1 ...........................          $915        $1,464
  Net unrealized gains(losses)....................      (1,544)          163
                                                        ------        ------
  Balance, September 30 ..........................       ($629)       $1,627
                                                        ======        ======
Income tax expense (benefit):
  Unrealized holding gains(losses)................       ($962)         $140
  Reclassification adjustments..................           $51           $33

                             Page  9  of  18  Pages

                               ANB CORPORATION
                                  FORM 10-Q
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE 6--EARNINGS PER SHARE:

Earnings per share ("EPS") were computed as follows:

                                 1999                       1998
                        -------------------------  -------------------------
                               Weighted-                  Weighted-
Quarter Ended                   Average  Per Share         Average  Per Share
September 30             Income  Shares   Amount   Income   Shares    Amount
-------------------------------------------------- --------------------------
Basic Earnings Per Share
  Income available to
  common stockholders...$2,416  5,459,073  $0.44   $2,309  5,391,673  $0.43
Effect of dilutive                          ====                       ====
  stock options.........   -      127,880             -      114,217
                         -----  ---------           -----  ---------
Dilutive Earnings Per Share
  Income available to
  common stockholders
  and assumed
  conversion............$2,416  5,586,953  $0.43   $2,309  5,505,890  $0.42
                         =====  =========   ====    =====  =========   ====

Nine Months Ended September 30
------------------------------
Basic Earnings Per Share
  Income available to
  common stockholders...$6,245  5,434,834  $1.15   $6,707  5,383,947  $1.25
Effect of dilutive                          ====                       ====
  stock options.........   -       92,175             -      121,443
                         -----  ---------           -----  ---------
Dilutive Earnings Per Share
  Income available to
  common stockholders
  and assumed
  conversion............$6,245  5,527,009  $1.13   $6,707  5,505,390  $1.22
                         =====  =========   ====    =====  =========   ====

-----------------------------------------------------------------------------

NOTE 7--SEGMENT INFORMATION:

The Company currently operates in two industry segments. The primary business involves providing banking services of generating loans and receiving deposits from customers. The Company, through ANTIM, its trust company subsidiary, also provides trust and asset management services. The following is a summary of selected data for the various business segments:


Nine months ended:             BANKING   TRUST             ELIMINATIONS
 September 30, 1999            SERVICES SERVICES   COMPANY     (1)       TOTAL
-------------------------------------------------------------------------------
 Total interest income.......  $41,855       $82       $10             $41,947
 Total non-interest income...    3,201     5,273     8,120   ($8,295)    8,299
 Total interest expense......   18,352                  50              18,402
 Total non-interest expense..   14,534     4,111     3,151      (855)   20,941
 Income before income tax....   11,080     1,244     4,929    (7,440)    9,813
 Income tax expense(benefit).    3,974       502      (908)              3,568
 Total assets................  830,697     5,660    78,332   (80,813)  833,876
 Capital expenditures........    1,315       355       168               1,838
 Goodwill acquired...........
 Depreciation & amortization.    1,741       298       384               2,423


Nine months ended:             BANKING   TRUST
 September 30, 1998            SERVICES SERVICES   COMPANY ELIMINATIONS TOTAL
-------------------------------------------------------------------------------
 Total interest income.......  $36,824      $169                       $36,993
 Total non-interest income...    2,527     4,571    $7,543   ($7,653)    6,988
 Total interest expense......   16,583                                  16,583
 Total non-interest expense..   11,536     3,651     2,330      (627)   16,890
 Income before income tax....   10,800     1,088     5,213    (7,026)   10,076
 Income tax expense(benefit).    3,664       447      (742)              3,369
 Total assets................  697,607     8,017    70,632   (70,939)  705,317
 Capital expenditures........    1,462       655       316               2,433
 Goodwill acquired...........
 Depreciation & amortization.    1,239       286       366               1,891


 (1) Eliminations include intercompany dividends and undistributed income of Company subsidiaries from parent company only statements; Company revenues of $690 thousand for 1999 and $498 thousand for 1998 from banking subsidiaries and revenues between segments of $165 thousand for 1999 and $129 thousand for 1998.

                             Page  10  of  18  Pages

                               ANB CORPORATION
                                  FORM 10-Q
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE 8--BUSINESS COMBINATION:

On April 22, 1999, the Company completed the merger with Farmers. The transaction was accounted for using the pooling-of-interest method of accounting. The Company issued 841,305 shares of its common stock to share-holders of Farmers. Merger and related costs of $369,000 were charged against net income during the quarter ended June 30, 1999. Merger expenses of $33,000 were recorded during the quarter ended September 30, 1999.

The financial information contained herein reflects the merger and reports the financial condition and results of operations as though the merger occurred as of January 1, 1998. Separate operating results of the combined enterprises for the periods prior to the merger were as follows:

                             Three Months Ended         Nine Months Ended
                                September 30,              September 30,
                             1999          1998          1999          1998
                             ----          ----          ----          ----
Net Interest Income:
  ANB Corporation.....      $8,156        $5,979       $22,348       $17,752
  Farmers.............                       891         1,197         2,658
                            ------        ------        ------        ------
    Combined..........      $8,156        $6,870       $23,545       $20,410
                            ------        ------        ------        ------

Net Income:
  ANB Corporation.....      $2,416        $2,053        $5,921        $5,956
  Farmers.............                       256           324           751
                            ------        ------        ------        ------
    Combined..........      $2,416        $2,309        $6,245        $6,707
                            ------        ------        ------        ------

Basic Earnings Per Share:
  ANB Corporation.....       $0.44         $0.38         $1.09         $1.11
  Farmers.............                      0.05          0.06          0.14
                            ------        ------        ------        ------
    Combined..........       $0.44         $0.43         $1.15         $1.25
                            ------        ------        ------        ------

Diluted Earnings Per Share:
  ANB Corporation.....       $0.43         $0.37         $1.07         $1.08
  Farmers.............                      0.05          0.06          0.14
                            ------        ------        ------        ------
    Combined..........       $0.43         $0.42         $1.13         $1.22
                            ------        ------        ------        ------

-----------------------------------------------------------------------------

NOTE 9--PROPOSED MERGER

On July 29, 1999 the Company entered into an Agreement of Affiliation and Merger (Agreement) with Old National Bancorp(OLDB). Under the Agreement, stockholders of the Company would receive 1.25 shares of OLDB common stock for each share of common stock of the Company. It is expected that the merger will be accounted for using the pooling-of-interests method of accounting. The proposed merger is subject to approval by the Company shareholders and by regulatory agencies. The expected closing date is early 2000.

                             Page  11  of  18  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                              September 30, 1999
-----------------------------------------------------------------------------
         Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                    And
         Item 3. Quantitative and Qualitative Disclosures About
                                Market Risk
-----------------------------------------------------------------------------
                             RESULTS OF OPERATIONS
General                      =====================
-------

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

Net Income
----------

  Net income for the first nine months of 1999 was $6.245 million compared to $6.707 million for the first nine months of 1998, a decline of 6.9% or $462 thousand. Diluted net income per share for the first nine months of 1999 was $1.13, a decrease of $0.09 or 7.4% from the $1.22 per share which was reported for the first nine months of 1998.

  Third quarter 1999 net income increased $107 thousand from the $2.309 million reported for the third quarter in 1998. Net income per share diluted for third quarter 1999 was higher by $0.01 per share or 2.4% when compared to third quarter 1998.

  The Company's diluted cash or tangible earnings per share (diluted net income per share plus the amortization expense per share of goodwill and core deposit intangibles) for the first nine months of 1999 was $1.23 per share compared to $1.28 per share for the comparable period in 1998, a decline of $0.05 per share or 3.9%.

  Results for the first nine months of 1999 include non-recurring merger expenses of $402,000 or $0.06 per share related to the Farmers acquisistion. When these one-time charges are excluded, the Company's year-to-date diluted cash or tangible earnings per share were $1.29, compared to $1.28 for the same period in 1998. For the third quarter 1999, diluted cash earnings per share increased $0.03 to $0.47, an increase of 6.8% over the third quarter of 1998.

  For the first nine months of 1999 the Company's return on average assets and return on average equity was 1.10% and 11.70% respectively, compared to 1.43% and 13.47% for the first nine months of 1998. For the year ended December 31, 1998 the Company's return on average assets and return on average equity were 1.40% and 13.52% respectively.

  Factors which impacted the Company's net income during the first nine months of 1999 are discussed in the "Net Interest Income" and "Other Income and Expense" sections.

Net Interest Income
-------------------

  Net interest income is the difference between interest and fees earned on earning assets and interest paid on interest bearing liabililties. It is the largest and most critical component of the Company's earnings and is impacted by both rates and volume of earning assets and interest-bearing liabilities. The Company's net interest income, reported on a fully tax equivalent basis (FTE), increased $2.792 million or 13.0% for the nine months ended September 30, 1999 when compared to the same nine month period in 1998. Total interest income, expressed on a FTE basis, increased $4.611 million for the nine month period, while total interest expense of the Company rose only $1.819 million. Net interest margin (FTE), expressed as a percent of earning assets, was 4.59% for the first nine months of 1999, down 30 basis points from the 4.89% reported for the first nine months of 1998.

  Third quarter 1999 net interest income was $8.384 million compared to $7.223 million for the same period one year ago, an increase of 16.1%.
Net interest margin (FTE) for the third quarter, expressed as a percentage of earning assets was 4.43%, down 33 basis points from the same period a year ago.

  Increased levels of loan volume have been the primary reason for achieving higher total interest income and net interest income levels in 1999 over the comparable period in 1998. Interest income from taxable loans increased $5.008 million in the nine month period ending September 30, 1999 when compared to the same period in 1998. The Company continues to place high emphasis on quality loan growth, both in existing and new markets. Credit demand remains strong in the markets served by the Company.

                             Page  12  of  18  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                              September 30, 1999
-----------------------------------------------------------------------------
Provision for Loan Losses
-------------------------

  The Company's provision for loan losses increased $658 thousand for the nine months ended September 30, 1999 when compared to the same period in 1998. For the third quarter of 1999 the provision expense was $396 thousand compared to $144 thousand for the third quarter of 1998.

  Increases in the Company's provision for loan losses were required to replenish the allowance for loan losses for charge-offs recorded during the first nine months of 1999 and as a result of continued loan growth being experienced by the Company.

  Net charge-offs during the first nine months of 1999 were $380 thousand compared to net charge-offs of $435 thousand for the comparable period in 1998. During the first nine months of 1999 net charge-offs for the three major loan categories: real estate; loans for personal expenditures and commercial, were $116 thousand, $242 thousand and 22 thousand respectively.

Other Income and Expense
------------------------

  Other income represents income received which is not directly related to the Company's interest-earning assets, except for gains and losses on securities and loans held for sale. Total other income increased $1.311 million or 18.8% during the first nine months of 1999 compared to the same period one year ago. Fees generated from fiduciary activities increased $665 thousand or 14.7% for the first nine months of 1999 over the same period in 1998. Increased levels of assets under management and higher market values of those assets resulted in higher fee income.

  Service charges on deposit accounts combined with other customer fees were $454 thousand or 27.3% higher than the comparable period in 1998. General increases in deposit account check processing fees coupled with higher levels of income associated with increased ATM and check card activity were primary reasons for the increase.

  The category "other operating income" increased $143 thousand for the nine months of 1999 when compared to the same period in 1998. Increased fee income of $153 thousand received by the Company's financial planning affiliate combined with slightly lower fees relating to loan servicing account for most of the net increase.

  Total other expenses increased $4.051 million or 24.0% in the first nine months of 1999 compared to the same period in 1998. Salaries and benefits increased $2.293 million as expansion has resulted in the Company's full time equivalent(FTE) base growing to 384 at September 30, 1999, compared to 351 at September 30, 1998. Additional salary and benefit expense was recorded for the nine months ending September 30, 1999 as a result of branch acquisitions in Anderson and Zionsville completed late in the third quarter of 1998. Also, increases in the Company's group medical insurance premiums along with increases in various other components in the area of fringe benefits contributed to the overall increase.

  Premises and equipment expense increased $490 thousand or 16.4% from the level reported for the nine months ended September 30, 1999. The first nine months of 1999 reflects increased depreciation expense of $172 thousand over the first nine months of 1998. Also, increased maintenance expense relating to the Company's core accounting data processing system, combined with higher occupancy expenses due to the increased number of operating branches, accounted for most of the additional increase of $318 thousand.

  Goodwill and core deposit intangibles expense were higher by $360 thousand over the reported level at September 30, 1998. This increase is due to the goodwill expense associated with the acquisition of branches completed in September of 1998.

  The various components making up the merger expense of $402 thousand were; legal and accounting fees - $214 thousand; data conversion, training and installation - $80 thousand; investment banking - $84 thousand, and NASDAQ and other miscellaneous fees totaling $24 thousand.

  The category "other operating expenses" increased $387 thousand or 14.2% in the first nine months of 1999 when compared to the first nine months of 1998. The 1999 increase includes higher fees for various services utilized by the Company. In addition, higher telephone and data transmission expense of $112 thousand was recorded for the first nine months of 1999 when compared to the first nine months of 1998.

Income Taxes
------------

  Income tax expense, including both federal income tax and the Indiana franchise tax, increased by $199 thousand for the first nine months of 1999 compared to 1998. Income before income tax decreased $263 thousand or 2.6% for the first nine months of 1999 over 1998, however the Company's tax exempt bond and loan income declined $723 thousand for the nine months in 1999 when compared to 1998, resulting in a greater income tax expense for the first nine months of 1999 over the same period in 1998.

  The effective tax rate for the nine month period ending September 30, 1999 was 36.4% versus 33.4% for the comparable period in 1998.

                             Page  13  of  18  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                              September 30, 1999
-----------------------------------------------------------------------------
Balance Sheet
-------------

  The Company's total assets increased $125.312 million from the level reported at year end 1998. When compared to September 30, 1998, total assets have increased $128.559 million or 18.2%.

  Average assets for the first nine months of 1999 rose to $757.959 million, an increase of $128.394 million or 20.4% from the level reported at September 30, 1998.

  Cash and cash equivalents decreased $6.671 million at September 30, 1999 from the level reported at December 31, 1998. Cash and due from banks decreased $4.345 million from the levels reported at year end, while interest bearing deposit accounts combined with federal funds sold decreased $2.326 million.

Loans and Deposits
------------------

  Loans, excluding loans held for sale and term federal funds, were $650.178 million at September 30, 1999, an increase of $122.565 million over the year end 1998 level of $527.613 million. At September 30, 1998, loans, excluding loans held for sale and term federal funds, were $497.787 million. Growth in the Company's loan portfolio from September 30, 1998 to September 30, 1999 has been $152.391 million or 30.6%. This loan growth has occurred in most major categories of the portfolio, with $90.003 million or 59.1% of total growth experienced during the past twelve months, having occurred in the mortgage loan component of the loan portfolio.

  Real estate loans continue to be the largest asset category of the Company. At September 30, 1999 loans made to individuals on owner occupied property represented 28.9% of total assets and 57.9% of the Company's mortgage loan portfolio. At September 30, 1998 loans made to individuals on owner occupied property represented 27% of total assets and 58.3% of the Company's mortgage loan portfolio. Over the last twelve months loans on owner occupied property and commercial mortgage loans have grown $51.071 million and $38.932 million respectively. Growth in the Companys mortgage loan portfolio over the past twelve months represents approximately 59% of total loan growth experienced. The remaining 41% has been divided between loans to individuals; 37% or $56.834 million and commercial/industrial loans; 4% or $5.555 million.

  Loan growth has been achieved under the Company's strategic plan and has been accomplished in accordance with credit policies designed to ensure continued strong asset quality.

  Total deposits of the Company at September 30, 1999 increased $85.842 million from the level reported at year end 1998. Noninterest-bearing deposits increased by $4.956 million at September 30,1999 as measured against year-end 1998, while total interest bearing deposits increased $80.886 million. Total NOW, money market accounts and savings deposits increased $11.468 million at September 30, 1999 when compared to December 31, 1998, while certificates of deposit were higher by $69.418 million.

  Average interest bearing deposits were higher by $110.600 million or 24.7% for the nine months ended September 30, 1999 when compared to the same period in 1998.

Allowance for Loan Losses and Nonperforming Loans
-------------------------------------------------

  The Company's nonperforming loans, which include nonaccrual, past due
90 days, and restructured loans, decreased $575 thousand from year end 1998. At September 30, 1999 total nonperforming loans were $1.898 million or .23% of total assets, compared to .35% of total assets at year end 1998. Total nonperforming loans represented .29% of total loans at September 30, 1999, compared to .46% on December 31, 1998.

  The allowance for loan losses at September 30, 1999 increased $710 thousand from year end 1998. Loans charged off for the period ending September 30, 1999, increased by $45 thousand when compared to the same period in 1998.

  The allowance for loan losses equaled 291% of nonperforming loans at September 30, 1999 compared to 195% for December 31, 1998.

  Based on the components of the loan portfolio, an analysis of historical net charge-offs, and other economic considerations, management considers the allowance for loan losses to be adequate.

                             Page  14  of  18  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                              September 30, 1999
-----------------------------------------------------------------------------
Liquidity, Rate Sensitivity and Market Risk
-------------------------------------------

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

  Based on the Company's model utilized, if market interest rates were to immediately increase 100 basis points at September 30, 1999, the Company woul experience a decline in earnings, due to a decrease in net interest income of approximately $1.850 million over a one year time period. At September 30, 1998 with a 100 basis points increase in rates, net interest income would hav decreased by approximately $377 thousand over a one year time period. This hypothetical estimate is based on numerous assumptions including yield curve shape and loan amortization. In addition, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The analysis assesses the behavior of earning assets and interest bearing liabilities and assumes that account rate behavior correlates to economic behavior. The Company cannot make any assurances as to the predictive nature of these assumptions, nor can it assess the impact of such variables as prepayment and refinancing levels, depositor withdrawals, customer product preference changes, and competitive factors, as well as other internal and external variables. In addition, this analysis cannot reflect actions taken by the Company's Asset/Liability Management committees; therefore, this analysis should not be relied upon as indicative of expected operating results.

Capital Resources
-----------------

  Stockholders' equity, including net unrealized gains on securities available for sale, increased from $70.409 million at December 31, 1998 to $73.575 million on September 30, 1999. Book value per share was $13.41 at September 30, 1999 compared to $13.04 at year end 1998. Excluding net unrealized gains on securities available for sale, per share book value increased $0.66 a share to $13.53 at September 30, 1999 from year end 1998. Tangible book value per share on September 30, 1999 was $12.06 compared to $11.30 for the year end 1998 and $11.12 on September 30, 1998. (Tangible book value per share is defined as total stockholders' equity less net unrealized gains(losses) on securities available for sale and goodwill core/deposit intangibles net; divided by total outstanding shares.)

  During the first nine months of 1999 the Company reallocated capital among affiliate banks to facilitate capital needs of the lead bank as a result of expansion into new markets. Also, the Company activated a previously approved credit line to provide additional capital funds.

  For the nine months ended September 30, 1999 a total of 13,916 shares were issued under the Company's Dividend Reinvestment and Stock Purchase Plan.
A total of 351 shareholders or about 52% of the Company's shareholders of record participate in the Plan.

  At September 30, 1999 the Company's Tier I risk based capital ratio was 10.63% and its leverage capital ratio was 7.95%. The Company and each of its affiliate banks currently exceed all capital requirements mandated by regulatory authorities.

                             Page  15  of  18  Pages

                               ANB CORPORATION
                                  FORM 10-Q
                              September 30, 1999
-----------------------------------------------------------------------------
Year 2000 Compliance
--------------------

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

                               ANB CORPORATION
                                  FORM 10-Q
                              September 30, 1999
-----------------------------------------------------------------------------

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

                               ANB CORPORATION
                                  FORM 10-Q
                              September 30, 1999

-----------------------------------------------------------------------------

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANB CORPORATION


Date: November 8, 1999             BY:  /s/ James R. Schrecongost
                                      ----------------------------
                                        James R. Schrecongost

                                   Vice Chairman, President and CEO



Date: November 8, 1999             BY:  /s/ Larry E. Thomas
                                      ----------------------------
                                        Larry E. Thomas

                                   Chief Financial Officer and
                                   Principal Accounting Officer



                           Page  18  of  18  Pages